Form 10-Q
period 1996-03-31
QUICKTURN DESIGN SYSTEMS INC
filed 1996-05-14
CIK 914252

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
     (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from             to
                                         -----------    ----------
                       Commission File Number :   0-22738

                        QUICKTURN  DESIGN SYSTEMS,   INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                      77-0159619
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

               440 Clyde Avenue, Mountain View, California 94043 (Address of principal executive offices) (zip code)

       Registrant's telephone number, including area code:  (415) 967-3300

                                    NO CHANGE
          -------------------------------------------------------------
          (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  YES     [ X ]                   NO     [   ]

As of May 5, 1996 there were 13,825,359 shares of the registrant's common stock outstanding.

This quarterly report on Form 10-Q contains 13 pages, of which this is page 1.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                         QUICKTURN DESIGN SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                       ------------------------
                                                          1996           1995
                                                       ----------    ----------
                                                       (UNAUDITED)   (UNAUDITED)
Revenue                                                  $ 23,094      $ 18,000
Cost of revenue                                             7,131         5,547
                                                         --------      --------
 Gross profit                                              15,963        12,453

Operating expenses:
 Research and development                                   4,077         3,264
 Sales and marketing                                        7,011         5,782
 General and administrative                                 1,466         1,064
                                                         --------      --------
  Total operating expenses                                 12,554        10,110

  Operating income                                          3,409         2,343

Other income, net                                             303           153
                                                         --------      --------
 Net income before provision for income taxes               3,712         2,496

Provision for income taxes                                  1,223           624
                                                         --------      --------
 Net income                                              $  2,489      $  1,872
                                                         --------      --------
                                                         --------      --------

Net income per share                                     $   0.17      $   0.13
                                                         --------      --------
                                                         --------      --------
Number of shares used in per share calculations            14,832        14,390
                                                         --------      --------
                                                         --------      --------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         QUICKTURN DESIGN SYSTEMS,  INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


                                                                  MARCH 31,     DECEMBER 31,
                                                                     1996           1995
                                                                  ---------     ------------
                                                                 (UNAUDITED)
ASSETS
 Current assets
  Cash and cash equivalents                                        $ 19,712       $ 17,216
  Marketable securities                                              15,927         14,181
  Accounts receivable, net of allowance for doubtful
      accounts of $1,840 in 1996 and 1995                            15,513         20,706
  Inventories                                                         9,284          7,805
  Prepaid expenses and other current assets                           7,498          7,285
                                                                   --------       --------
      Total current assets                                           67,934         67,193

 Marketable securities                                                9,427          9,110
 Fixed assets, net                                                   12,812         13,003
 Other assets                                                         4,746          3,478
                                                                   --------       --------
                                                                   $ 94,919       $ 92,784
                                                                   --------       --------
                                                                   --------       --------
LIABILITIES
 Current liabilities
  Note payable to stockholder                                      $    600       $    600
  Capital lease obligations                                           2,489          2,801
  Accounts payable                                                      914            869
  Accrued liabilities                                                11,016         15,847
  Deferred revenue                                                    8,087          3,538
                                                                   --------       --------
       Total current liabilities                                     23,106         23,655

 Note payable to stockholder                                          1,200          1,200
 Capital lease obligations, less current portion                      1,763          2,302
                                                                   --------       --------
                                                                     26,069         27,157
STOCKHOLDERS' EQUITY
  Common stock, $.001 par value:
       Authorized:  20,000,000 shares
       Issued and outstanding: 13,801,784 shares in 1996;
       13,596,060 shares in 1995                                         14             14
  Additional paid-in capital                                         72,377         71,507
  Unrealized holding gain (loss) on marketable securities               (34)           102
  Accumulated deficit                                                (3,507)        (5,996)
                                                                   --------       --------
       Total stockholders' equity                                    68,850         65,627
                                                                   --------       --------
                                                                   $ 94,919       $ 92,784
                                                                   --------       --------
                                                                   --------       --------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         QUICKTURN DESIGN SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)


                                                                              THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                          --------------------------
                                                                              1996            1995
                                                                           (UNAUDITED)    (UNAUDITED)
                                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $     2,489    $     1,872
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
 Depreciation and amortization                                                  1,846          1,833
 Provision for doubtful accounts                                                  ---            200
 Write down of inventories                                                         (2)           240
Changes in current assets and liabilities:
 Accounts receivable                                                            5,193            849
 Inventories                                                                   (1,851)        (1,155)
 Prepaid expenses and other current assets                                       (213)           (65)
 Accounts payable and accrued liabilities                                      (4,786)        (5,300)
 Deferred revenue                                                               4,549          1,273
                                                                            ---------      ---------
      Net cash provided by (used in) operating activities                       7,225           (253)
                                                                            ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of fixed assets                                                   (1,026)          (630)
 Sale of marketable securities                                                 16,129         10,128
 Purchase of marketable securities                                            (18,328)        (9,376)
 Increase in other assets                                                      (1,523)          (711)
                                                                            ---------      ---------
      Net cash used in investing activities                                    (4,748)          (589)
                                                                            ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from equipment financing                                                ---          1,500
 Payments of capital lease obligations                                           (851)          (810)
 Proceeds from stock issuances                                                    870            621
                                                                            ---------      ---------
      Net cash provided by financing activities                                    19          1,311
                                                                            ---------      ---------
Net increase in cash and cash equivalents                                       2,496            469
Cash and cash equivalents at beginning of period                               17,216          6,897
                                                                            ---------      ---------
Cash and cash equivalents at end of period                                  $  19,712      $   7,366
                                                                            ---------      ---------
                                                                            ---------      ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
    Interest                                                                $     131      $     136
    Income taxes                                                                3,993             29
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 Increase (decrease) in unrealized holding loss
      on marketable securities                                                    136           (118)
 Additions to fixed assets through capital lease obligations                      ---            995



The accompanying notes are an integral part of these condensed consolidated financial statements.

                         QUICKTURN DESIGN SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements are unaudited (except for the balance sheet information as of December 31, 1995, which is derived from the Company's audited financial statements) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's 1995 Annual Report to Stockholders. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1996, or any future interim period.

2. Fiscal year-end: For purposes of presentation, the Company has indicated that its fiscal year ends on December 31, although the Company operates on a 52-week or 53-week fiscal year, ending on the last Sunday in December.

3.  Inventories comprise:  (in thousands)

                                                  MARCH 31,       DECEMBER 31,
                                                     1996              1995
                                                 -----------       -----------
                                                 (UNAUDITED)

Raw materials                                       $  6,018         $  5,819
Work in process                                        3,266            1,986
                                                    --------         --------
                                                    $  9,284         $  7,805
                                                    --------         --------
                                                    --------         --------

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUE:
The Company's 1996 first quarter revenue of $23.1 million represented a 28% increase over the first quarter revenue in the prior fiscal year and was a
slight increase over  revenue in the prior quarter.   The revenue increase was
primarily attributable to shipments of more emulation capacity, offset by a slight decrease in the revenue per logic gate. International sales accounted for approximately 42% and 32% of total revenue in the first quarters of the current and prior fiscal years, respectively. The increase in international sales was primarily due to increased sales in the Far Eastern markets. Many of the Company's customers order on an as-needed basis and often delay delivery of firm purchase orders until commencement dates of such customers' development projects are determined. Moreover, a significant portion of the Company's revenue in each quarter generally results from shipments in the last few weeks of the quarter; therefore, a delay in the shipment of a few orders can have a significant impact upon revenue and results of operations in a given quarter.

A relatively limited number of customers have historically accounted for a substantial portion of the Company's revenue. These customers represent early adopters of emulation technology, typically for the design of complex integrated circuits. In particular, the Company's top ten customers represented 53% and 61% of revenue in the first quarters of 1996 and 1995, respectively. The Company expects that sales of its products to a relatively limited number of customers will continue to account for a high percentage of revenue for the foreseeable future. The loss of a major customer or any reduction in orders by such a customer could have an adverse effect on the Company's financial condition or results of operations.

The Company believes that in the future its results of operations in a quarterly period could be impacted by the timing of customer development projects and related purchase orders for the Company's emulation systems, new product announcements and releases by the Company, and economic conditions generally and in the electronics industry specifically.



GROSS MARGINS:
Gross margins were 69% in the first quarter of both the current year and the prior year, and were also 69% in the prior quarter. The Company was able to maintain its gross margins primarily due to a sufficiently large enough revenue base over which to spread fixed costs, and to continued manufacturing efficiencies, somewhat offset by a decreasing average price per logic gate. The Company expects competitive pressures to increase in its market from existing companies and new entrants, which among other things could accelerate the trend of such decreasing average price per logic gate. Accordingly, there can be no assurance that the Company will be able to sustain its recent gross margins. Furthermore, to the extent that the Company's cost reduction goals are achieved, any resulting cost savings that are passed on to the Company's customers may also have an adverse effect on gross margins.

RESEARCH AND DEVELOPMENT:
Research and development expenses increased by 25% in the first quarter of 1996 compared to the first quarter of the previous year. This increase was primarily attributable to increased staffing and equipment costs necessary to enhance current products and research and development activities for the next generation emulation products. As a percentage of revenue, research and development expenses were unchanged at approximately 18% for the first quarter of the current and prior fiscal years. To maintain growth and market leadership in emulation technology, the Company expects to continue to invest a significant amount of its resources to research and development.


SALES AND MARKETING:
Sales and marketing expenses increased 21% in the first quarter of 1996 compared to the first quarter of the previous year. This increase was largely due to headcount increases to support both domestic and foreign markets. As a percentage of revenue, sales and marketing expenses were approximately 30% in the first quarter of 1996 compared to approximately 32% in the first quarter of 1995. The Company expects that sales and marketing expenses will continue to increase in absolute dollar amounts as the Company expands its sales and marketing efforts.


GENERAL AND ADMINSTRATIVE:
General and administrative expenses increased by 38% in the first quarter of
1996  compared to the first quarter of the previous year.   This increase was
largely due to increased legal costs related to a patent infringement lawsuit filed by the Company in January 1996. See Part II., Item 1. Legal Proceedings. As a percentage of revenue, general and administrative expenses were approximately 6% for both the first quarter of the current year and the prior year, respectively.


OTHER INCOME, NET:
Other income, net increased by $150,000 in the first quarter of 1966 compared to the same period in 1995 due primarily to decreased interest expenses associated with maturing lease lines used for the purchase of certain fixed assets.


PROVISION FOR INCOME TAXES:
The effective tax rates of 33% and 25% for the three months ended March 31, 1996 and March 31, 1995, respectively, are lower than the statutory federal rate of 35% primarily because of federal and state general business credits, interest income on investments in tax-exempt obligations and benefit from foreign sales corporation for the period ended March 31, 1996 and utilization of net operating losses for the period ended March 31, 1995.


NET INCOME AND QUARTERLY RESULTS:
Net income increased by 33% to $2.5 million in the first quarter of 1996 compared to the first quarter of 1995. This increase in net income was due primarily to an increase in revenue, partially offset by increased operating expenses and increased taxes.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

COMPETITION:
The EDA industry is highly competitive and rapidly changing. The Company has begun to face significant competition for emulation-based system-level verification, in addition to competition from traditional design verification methodologies which rely on the approach of building and then testing complete system prototypes. Because of customers' requirements for a design verification methodology which reduces the number of costly design iterations and improves product quality, the Company expects competition in the market for system-level verification to increase as other companies attempt to introduce emulation products and product enhancements. Moreover, the Company expects to compete with companies which have significantly greater financial, technical and marketing resources, greater name recognition and larger installed bases than the Company. In addition, many of these competitors have established relationships with current and potential customers of the Company. Increased competition could result in price reductions, reduced margins and loss of market share, all of which could materially adversely affect the Company. The Company believes that the principal competitive factors in the EDA market are quality of results, the mission-critical nature of the technology, technical support,
product performance, reputation, price and support of industry standards.   The
Company believes that it currently competes favorably with respect to these factors. However, there can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.


In addition, competitors may resort to litigation as a means of competition. Such litigation may result in substantial costs to the Company and significant diversion of management time. For example, in 1995, Mentor Graphics Corporation, ("Mentor") filed suit against the Company for declarative judgment of noninfringement, invalidity and unenforceability of three of the Company's patents. Furthermore, in January 1996, the Company filed a complaint with the International Trade Commission, seeking to stop unfair importation of hardware logic emulation systems manufactured by Meta Systems ("Meta") of France on the grounds that such systems infringe the Company's patents. The complaint also names Mentor, which recently announced that it was acquiring Meta and is currently acting as a distributor for Meta's products. Although patent and intellectual property disputes in the software area are often settled through licensing, cross-licensing or similar arrangements, costs associated with such litigation and arrangements may be substantial.


OTHER FACTORS:
Other factors which could adversely affect the Company's quarterly operating results in the future include efficiencies as they relate to managing inventories and fixed assets, the timing of expenditures in anticipation of increased sales, customer product delivery requirements and shortages of components or labor. Moreover, as a significant portion of the Company's revenue and net income may come from international operations, fluctuations of the U.S. dollar against foreign currencies and the seasonality of European, Far Eastern and other international markets could impact the Company's results of operation and financial condition in a particular quarter.

Due to the factors above, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected by securities analysts has had and could in the future have an immediate and significant adverse effect on the trading price of the Company's common stock. Additionally, the Company may not learn of such shortfalls until late in a fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock.

LIQUIDITY AND CAPITAL RESOURCES:
Cash and cash equivalents increased by $2.5 million from December 31, 1995 to March 31, 1996. Net cash provided by operations was $7.2 million, due primarily to decreased accounts receivable of $5.2 million, increased deferred revenue of $4.5 million, net income of $2.5 million and depreciation and amortization of $1.8 million, partially offset by $4.8 million of decreased accounts payable and accrued liabilities, and $1.9 million of increased inventories. Net cash used in investments was $4.7 million due primarily to purchases of marketable securities of $18.3 million, increased fixed assets of $1.0 million and increased other assets of $1.5 million, offset by sales of marketable securities of $16.1 million. Net cash provided by financing activities was $19,000 due to proceeds from stock issuances of $870,000 offset by payments of capital lease obligations of $851,000.

The Company believes that its current liquidity, together with its existing credit facility and the cash flows expected to be generated by operations will be sufficient to meet its cash needs for working capital, capital expenditures and marketing expansion through at least 1996. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may sell additional equity or debt securities or obtain additional credit facilities.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is engaged in certain legal and administrative proceedings incidental to its normal business activities. While it is not possible to determine the ultimate outcome of these actions at this time, management believes that any liabilities resulting from such proceedings or claims which are pending or known to be threatened, will not have a material adverse effect on the Company's consolidated financial position or results of operations.

In January 1995, the Company and certain of its officers and directors were named in a securities class action filed in the United States District Court for the Northern District of California. The complaint seeks unspecified damages and related fees and costs. In September 1995, the Court dismissed with prejudice all claims against several defendants, including the Company's outside directors. The Court also dismissed with prejudice many of the allegations and claims asserted against the Company and certain of its officers. The Company believes that it has meritorious defenses to the claims remaining in the action and intends to continue to contest it vigorously. While the outcome of the action cannot be predicted with certainty, management does not believe the outcome will have a material adverse impact on the Company's financial position or results of operations.

Additionally, in January 1996, the Company filed a complaint with the International Trade Commission in Washington, DC, seeking to stop unfair importation of logic emulation systems manufactured by Meta Systems of France. As explained in the complaint, Quickturn alleges that Meta hardware logic emulation systems infringe Quickturn's patents. The complaint also names Mentor Graphics Corporation, a stockholder of the Company, which recently announced that it was acquiring Meta and is acting as the distributor for Meta's products.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     Exhibit 11.1:  Statement of computation of earnings per share.

     Exhibit    27:  Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended March 31, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      QUICKTURN DESIGN SYSTEMS, INC.
                                      ------------------------------
                                      (Registrant)


Date      May 13, 1996            By:           /s/ Raymond K. Ostby
- - ------------------------------         ----------------------------------------
                                                  Raymond K. Ostby,
                                    Vice-President, Finance and Administration,
                                       Chief Financial Officer and Secretary
                                         (Principal Accounting Officer and
                                              Duly Authorized Officer)