Form 10-Q
period 1996-06-30
QUICKTURN DESIGN SYSTEMS INC
filed 1996-08-13
CIK 914252

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q
          (Mark One)

          [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1996

                                          OR

          [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from  __________  to _____________

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


                                      NO CHANGE
          ------------------------------------------------------------
            (Former name or former address, if changed since last report)

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

As of August 2, 1996 there were 13,870,109 shares of the registrant's common stock outstanding.

 This quarterly report on Form 10-Q contains 14 pages, of which this is page 1.

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            QUICKTURN DESIGN SYSTEMS, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                     (UNAUDITED)

                                         Three Months Ended   Six Months Ended
                                               June 30,            June 30,
                                         ------------------  ------------------
                                            1996      1995      1996      1995
                                          --------  --------  --------  --------
Revenue                                  $ 25,339  $ 19,600  $ 48,433  $ 37,600
Cost of revenue                             7,854     6,013    14,985    11,560
                                         --------  --------  --------  --------
   Gross profit                            17,485    13,587    33,448    26,040

Operating expenses:
   Research and development                 4,408     3,576     8,485     6,840
   Sales and marketing                      7,627     6,141    14,638    11,923
   General and administrative               1,604     1,169     3,070     2,233
                                         --------  --------  --------  --------
    Total operating expenses               13,639    10,886    26,193    20,996

    Operating profit                        3,846     2,701     7,255     5,044

Other income, net                             467       167       770       320
                                         --------  --------  --------  --------
   Net income before provision
    for income taxes                        4,313     2,868     8,025     5,364

Provision for income taxes                  1,421       717     2,644     1,341
                                         --------  --------  --------  --------
   Net income                             $ 2,892   $ 2,151   $ 5,381   $ 4,023
                                         --------  --------  --------  --------
                                         --------  --------  --------  --------


Net income per share                     $   0.19  $   0.15  $   0.36  $   0.28
                                         --------  --------  --------  --------
                                         --------  --------  --------  --------
Shares used in per share calculations      15,171    14,552    15,001    14,471
                                         --------  --------  --------  --------
                                         --------  --------  --------  --------

The accompanying notes are an integral part of these condensed consolidated statements.

                           QUICKTURN DESIGN SYSTEMS,  INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                       (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                       June 30,     December 31,
                                                         1996          1995
                                                      -----------   ------------
ASSETS                                                (unaudited)
  Current assets
    Cash and cash equivalents                         $   21,292   $   17,216
    Marketable securities                                 15,109       14,181
    Accounts receivable,  net of allowance for doubtful
     accounts of $1,840 in 1996 and 1995                  21,175       20,706
    Inventories                                           10,055        7,805
    Prepaid expenses and other current assets              7,935        7,285
                                                       ---------    ---------
      Total current assets                                75,566       67,193

  Marketable securities                                    9,895        9,110
  Fixed assets, net                                       13,085       13,003
  Other assets                                             4,718        3,478
                                                       ---------    ---------
                                                       $ 103,264    $  92,784
                                                       ---------    ---------
                                                       ---------    ---------
LIABILITIES
  Current liabilities
     Note payable to stockholder                         $   600      $   600
     Capital lease obligations                             2,190        2,801
     Accounts payable                                      3,201          869
     Accrued liabilities                                  14,309       15,847
     Deferred revenue                                      8,156        3,538
                                                       ---------    ---------
       Total current liabilities                          28,456       23,655

  Note payable to stockholder                              1,200        1,200
  Capital lease obligations, less current portion          1,241        2,302
                                                       ---------    ---------
                                                          30,897       27,157
STOCKHOLDERS' EQUITY
    Common stock, $.001 par value:
       Authorized:  20,000,000 shares
       Issued and outstanding: 13,864,217 shares in 1996;
       13,596,060 shares in 1995                              14           14
    Additional paid-in capital                            73,060       71,507
    Unrealized holding gain (loss) on marketable
     securities                                              (92)         102
    Accumulated deficit                                     (615)      (5,996)
                                                       ---------    ---------
       Total stockholders' equity                         72,367       65,627
                                                       ---------    ---------
                                                     $   103,264   $   92,784
                                                       ---------    ---------
                                                       ---------    ---------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            QUICKTURN DESIGN SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (AMOUNTS IN THOUSANDS)
                                     (UNAUDITED)

                                                           Six Months Ended
                                                               June 30,
                                                        ----------------------
                                                          1996         1995
                                                       ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $   5,381    $   4,023
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                          3,910        3,660
    Provision for doubtful accounts                            0          200
    Write down of inventories                                396          111
Changes in current assets and liabilities:
    Accounts receivable                                     (469)       1,440
    Inventories                                           (4,038)      (3,702)
    Prepaid expenses and other current assets               (651)         (32)
    Accounts payable and accrued liabilities                 793       (3,869)
    Deferred revenue                                       4,618        1,340
                                                       ---------    ---------
      Net cash provided by operating activities            9,940        3,171
                                                       ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of fixed assets                           (2,323)        (786)
    Sale of marketable securities                         17,667       14,656
    Purchase of marketable securities                    (19,574)     (14,280)
    Increase in other assets                              (1,517)        (707)
                                                       ---------    ---------
      Net cash used in investing activities               (5,747)      (1,117)
                                                       ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from equipment financing                        ---        1,500
    Payments of capital lease obligations                 (1,671)      (1,766)
    Proceeds from stock issuances                          1,554          953
                                                       ---------    ---------
      Net cash provided by (used in) financing
       activities                                           (117)         687
                                                       ---------    ---------
Net increase in cash and cash equivalents                  4,076        2,741
Cash and cash equivalents at beginning of period          17,216        6,897
                                                       ---------    ---------
Cash and cash equivalents at end of period            $   21,292    $   9,638
                                                       ---------    ---------
                                                       ---------    ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest                                           $   240      $   364
      Income taxes                                         4,400          531
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
    Increase (decrease) in unrealized holding loss
    on marketable securities                                 194         (342)
    Additions to fixed assets through capital lease
     obligations                                             ---        2,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKTURN DESIGN SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements are unaudited (except for the balance sheet information as of December 31, 1995, which is derived from the Company's audited financial statements) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's 1995 Annual Report to Stockholders. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1996, or any future interim period.

2. Fiscal year-end: For purposes of presentation, the Company has indicated that its fiscal year ends on December 31, although the Company operates on a 52-week or 53-week fiscal year, ending on the last Sunday in December.

3.     Inventories comprise:  (in thousands)           June 30,    December 31,
                                                         1996         1995
                                                      -----------  ------------
                                                      (unaudited)

Raw materials                                          $   3,831    $   5,819
Work in process                                            6,224        1,986
                                                       ---------    ---------
                                                       $  10,055    $   7,805
                                                       ---------    ---------
                                                       ---------    ---------

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUE:
The Company's 1996 second quarter revenue of $25.3 million represented a 29% increase over the second quarter revenue in the prior fiscal year and was a 10%
increase over  revenue in the prior quarter.   Revenue for the first six months
of 1996 was $48.4 million, which was a 29% increase over the revenue of the first six months of the prior year. The revenue increase in each of the three and six month periods was primarily attributable to shipments of more emulation
capacity.   International sales accounted for approximately 41% and 37% of total revenue in the second quarters of the current and prior fiscal years, respectively. For the first six months of the current and prior fiscal years, international sales were approximately 42% and 35% of the total revenue, respectively. The increase in international sales as a percentage of revenue was primarily due to increased sales in the Far Eastern markets. Many of the Company's customers order on an as-needed basis and often delay delivery of firm purchase orders until commencement dates of such customers' development projects are determined. Moreover, a significant portion of the Company's revenue in each quarter generally results from shipments in the last few weeks of the quarter; therefore, a delay in the shipment of a few orders can have a significant impact upon revenue and results of operations in a given quarter.

A relatively limited number of customers have historically accounted for a substantial portion of the Company's revenue. These customers represent early adopters of emulation technology, typically for the design of complex integrated circuits. In particular, the Company's top ten customers represented 74% of revenue in both the second quarters of 1996 and 1995. In the first six months of 1996 and 1995, the top ten customers represented approximately 64% and 53% of total revenue, respectively. The Company expects that sales of its products to a relatively limited number of customers will continue to account for a high percentage of revenue for the foreseeable future. The loss of a major customer or any reduction in orders by such a customer could have an adverse effect on the Company's financial condition or results of operations.

The Company believes that in the future its results of operations in a quarterly period could be impacted by the timing of customer development projects and related purchase orders for the Company's emulation systems, new product announcements and releases by the Company, and economic conditions generally and in the electronics industry specifically.

GROSS MARGINS:
Gross margins were 69% in the second quarter of both the current year and the prior year, and were also 69% in the prior quarter. The Company was able to maintain its gross margins primarily due to a sufficiently large revenue base over which to spread fixed costs, and to continued manufacturing efficiencies, somewhat offset by a decreasing average price per logic gate. The Company expects competitive pressures to increase in its market from existing companies and new entrants, which among other things could accelerate the trend of such decreasing average price per logic gate. Accordingly, there can be no assurance that the Company will be able to sustain its recent gross margins. Furthermore, to the extent that the Company's cost reduction goals are achieved, any resulting cost savings that are passed on to the Company's customers may also have an adverse effect on gross margins.

RESEARCH AND DEVELOPMENT:
Research and development expenses increased by 23% in the second quarter of 1996 compared to the second quarter of the previous year. This increase was primarily attributable to increased staffing and equipment costs necessary to enhance current products and research and development activities for the next generation emulation products. As a percentage of revenue, research and development expenses were approximately 17% and 18% for the second quarter of the current and prior fiscal years, respectively, and were approximately 18% for
both the first six months of the current and prior years.   To maintain growth
and market leadership in emulation technology, the Company expects to continue to invest a significant amount of its resources in research and development.

SALES AND MARKETING:
Sales and marketing expenses increased by 24% in the second quarter of 1996 compared to the second quarter of the previous year. For the first six months of 1996, sales and marketing expenses increased by 23% compared to the first six months of the prior year. The increase in each of the three and six month periods was largely due to headcount increases to support both domestic and foreign markets. As a percentage of revenue, sales and marketing expenses were approximately 30% and 31% in the second quarter of the current year and the prior year, respectively, and were approximately 30% and 32% in the first six months of the current year and prior year, respectively. The Company expects that sales and marketing expenses will continue to increase in absolute dollar amounts as the Company expands its sales and marketing efforts.

GENERAL AND ADMINISTRATIVE:
General and administrative expenses increased by 37% in the second quarter of
1996  compared to the second quarter of the previous year.   For the first six
months of 1996, general and administrative expenses increased by 37% compared to the first six months of the prior year. This increase in each of the three and six month periods was largely due to increased legal costs related to a patent infringement lawsuit filed by the Company in January 1996. See Part II., Item
1. Legal Proceedings. As a percentage of revenue, general and administrative expenses were approximately 6% in both the second quarter of the current year and the prior year, and also were approximately 6% in both the first six months of the current and prior fiscal years.

OTHER INCOME, NET:
Other income, net increased by $300,000 and $450,000 in the second quarter and first six months of 1996, respectively, over the same periods in 1995 due primarily to decreased interest expenses associated with maturing lease lines used for the purchase of certain fixed assets, and an increase in interest income associated with a greater average quarterly balance of cash and cash equivalents and marketable securities.

PROVISION FOR INCOME TAXES:
The effective tax rates of 33% for the three and six month periods ended June 30, 1996 and 25% for the three and six month periods ended June 30, 1995 are lower than the statutory federal rate of 35% primarily because of federal and state general business credits, interest income on investments in tax-exempt obligations and benefit from foreign sales corporation for the period ended June 30, 1996 and utilization of net operating losses for the period ended June 30, 1995.

NET INCOME AND QUARTERLY RESULTS:
Net income increased by 34% to $2.9 million in the second quarter of 1996 compared to the second quarter of 1995. Net income for the first six months of 1996 was $5.4 million which was a 34% increase over net income of $4.0 million in the first six months of the prior year. This increase in each of the three and six month periods was due primarily to an increase in revenue, partially offset by increased operating expenses and increased taxes.


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


In addition, competitors may resort to litigation as a means of competition. Such litigation may result in substantial costs to the Company and significant diversion of management time. For example, in 1995, Mentor Graphics Corporation, ("Mentor") filed suit against the Company for declarative judgment of noninfringement, invalidity and unenforceability of three of the Company's patents. Furthermore, in January 1996, the Company filed a complaint with the International Trade Commission, seeking to stop unfair importation of hardware logic emulation systems manufactured by Mentor's French subsidiary, Meta Systems ("Meta") on the grounds that such systems infringe the Company's patents. Although patent and intellectual property disputes in the software area are often settled through licensing, cross-licensing or similar arrangements, costs associated with such litigation and arrangements may be substantial.

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


LIQUIDITY AND CAPITAL RESOURCES:
Cash and cash equivalents increased by $4.1 million from December 31, 1995 to June 30, 1996. Net cash provided by operations was $9.9 million, due primarily to net income of $5.4 million, increased deferred revenue of $4.6 million and depreciation and amortization of $3.9 million, partially offset by $4.0 million of increased inventories. Net cash used in investments was $5.7 million due primarily to purchases of marketable securities of $19.6 million and increased fixed assets of $2.3 million, partially offset by sales of marketable securities of $17.7 million. Net cash used in financing activities was $117,000 due to payments of capital lease obligations of $1,671,000, offset by proceeds from stock issuances of $1,554,000.

The Company believes that its current liquidity, together with its existing credit facility and the cash flows expected to be generated by operations will be sufficient to meet its cash needs for working capital, capital expenditures and marketing expansion through at least 1997. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may sell additional equity or debt securities or obtain additional credit facilities.

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

In January 1995, the Company and certain of its officers and directors were named in a securities class action filed in the United States District Court for the Northern District of California. The complaint seeks unspecified damages and related fees and costs. In September 1995, the Court dismissed with prejudice all claims against several defendants, including the Company's outside directors. The Court also dismissed with prejudice many of the allegations and claims asserted against the Company and certain of its officers. While the Company believes that it has meritorious defenses to the claims remaining in the action, the Company has reached an agreement in principle with plaintiff's counsel to settle this action in order to conserve legal expenses and management resources. This agreement in principle is subject to completion of a formal settlement agreement with plaintiffs, as well as preliminary and final approval of that agreement by the Court. There can be no assurance that the Company will in fact succeed in completing the final settlement with the plaintiffs, or that the Court will ultimately approve any such settlement agreement. The Company's contribution to the contemplated settlement will not be material. In the event that the settlement is not completed and approved by the Court, the Company will continue to contest this action vigorously. While the outcome of the action in the absence of the comtemplated settlement cannot be predicted with certainty, management does not believe the outcome will have a material adverse impact on the Company's financial position or results of operations.

Additionally, in January 1996, the Company filed a complaint with the International Trade Commission in Washington, DC, seeking to stop unfair importation of logic emulation systems manufactured by Meta Systems of France, a subsidiary of Mentor Graphics Corporation. As explained in the complaint, Quickturn alleges that Mentor's hardware logic emulation systems infringe Quickturn's patents. In July 1996, the ITC issued an Initial Determination granting a Temporary Exclusion Order stopping the importation of Mentor Graphic's emulation products into the U.S. The ITC also issued a Cease and Desist Order against all sales activities of the Mentor emulation products in the U.S.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on April 12, 1996, the following members were elected to the Board of Directors:

                                                Votes        Votes
                                                 For        Withheld
                                            ------------------------

Richard C. Alberding                        11,647,376       27,543
Glen M. Antle                               11,648,076       26,843
Frank J. Caufield                           11,648,476       26,443
Michael R. D'Amour                          11,648,476       26,443
Yen-Son (Paul) Huang                        11,553,776      121,143
Keith R. Lobo                               11,633,838       41,081

The following proposal was approved at the Company's Annual Meeting:

                                                           Votes
                                       Votes     Votes     Abstained/
                                        For     Against    Not Voted
                                       ------------------------------

1.  Ratification of appointment of
    Coopers & Lybrand L.L.P. as
    independent auditors.            11,648,398  7,760     18,761


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      Exhibit 11.1:  Statement of computation of earnings per share.

      Exhibit   27:  Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       QUICKTURN DESIGN SYSTEMS, INC.
                                             (Registrant)


Date          August 9, 1996           By:  /s/ Raymond K. Ostby
- - ------------------------------         -------------------------------------
                                                Raymond K. Ostby,
                                  Vice-President, Finance and Administration,
                                     Chief Financial Officer and Secretary
                                       (Principal Accounting Officer and
                                            Duly Authorized Officer)