Form 10-Q
period 1996-09-30
QUICKTURN DESIGN SYSTEMS INC
filed 1996-11-12
CIK 914252

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
              (Mark One)

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

              [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from  __________  to _____________

                        Commission File Number:  0-22738

                         QUICKTURN  DESIGN SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                            77-0159619
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

               440 Clyde Avenue, Mountain View, California 94043 (Address of principal executive offices) (zip code)

       Registrant's telephone number, including area code:  (415) 967-3300

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

As of November 1, 1996 there were 14,060,016 shares of the registrant's common stock outstanding.

This quarterly report on Form 10-Q contains 14 pages, of which this is page 1.

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                         QUICKTURN DESIGN SYSTEMS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                       Three Months Ended    Nine Months Ended
                                          September 30,         September 30,
                                       ------------------    ------------------
                                         1996       1995       1996       1995
                                       -------    -------    -------    -------
Revenue                                $27,151    $21,200    $75,584    $58,800
Cost of revenue                          8,464      6,510     23,449     18,070
                                       -------    -------    -------    -------
    Gross profit                        18,687     14,690     52,135     40,730

Operating expenses:
    Research and development             4,837      3,872     13,322     10,712
    Sales and marketing                  7,987      6,512     22,625     18,435
    General and administrative           1,655      1,232      4,725      3,465
                                       -------    -------    -------    -------
    Total operating expenses            14,479     11,616     40,672     32,612

    Operating income                     4,208      3,074     11,463      8,118

Other income, net                          510        225      1,280        545
                                       -------    -------    -------    -------
    Net income before provision
       for income taxes                  4,718      3,299     12,743      8,663

Provision for income taxes               1,555        825      4,199      2,166
                                       -------    -------    -------    -------
    Net income                         $ 3,163    $ 2,474    $ 8,544    $ 6,497
                                       -------    -------    -------    -------
                                       -------    -------    -------    -------
Net income per share                   $  0.21    $  0.17    $  0.57    $  0.45
                                       -------    -------    -------    -------
                                       -------    -------    -------    -------
Shares used in per share calculations   15,228     14,741     15,077     14,561
                                       -------    -------    -------    -------
                                       -------    -------    -------    -------

The accompanying notes are an integral part of these condensed consolidated statements.

                         QUICKTURN DESIGN SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                     September 30,  December 31,
                                                          1996          1995
                                                     -------------  ------------
ASSETS                                                (unaudited)
  Current assets
     Cash and cash equivalents                          $ 26,016       $17,216
     Marketable securities                                13,678        14,181
     Accounts receivable, net of allowance for doubtful
       accounts of $1,840 in 1996 and 1995                19,114        20,706
     Inventories                                          10,059         7,805
     Prepaid expenses and other current assets             7,547         7,285
                                                        --------       -------
        Total current assets                              76,414        67,193

  Marketable securities                                   10,810         9,110
  Fixed assets, net                                       11,814        13,003
  Other assets                                             4,700         3,478
                                                        --------       -------
                                                        $103,738       $92,784
                                                        --------       -------
                                                        --------       -------
LIABILITIES
  Current liabilities
     Note payable to stockholder                        $    600       $   600
     Capital lease obligations                             1,993         2,801
     Accounts payable                                      1,159           869
     Accrued liabilities                                  13,538        15,847
     Deferred revenue                                      8,380         3,538
                                                        --------       -------
        Total current liabilities                         25,670        23,655

  Note payable to stockholder                                600         1,200
  Capital lease obligations, less current portion            837         2,302
                                                        --------       -------
                                                          27,107        27,157
STOCKHOLDERS' EQUITY
  Common stock, $.001 par value:
    Authorized:  20,000,000 shares
    Issued and outstanding: 14,047,105 shares
    in 1996; 13,596,060 shares in 1995                        14            14
  Additional paid-in capital                              74,129        71,507
  Unrealized holding gain (loss) on marketable
    securities                                               (60)          102
  Retained earnings (accumulated deficit)                  2,548        (5,996)
                                                        --------       -------
        Total stockholders' equity                        76,631        65,627
                                                        --------       -------
                                                        $103,738       $92,784
                                                        --------       -------
                                                        --------       -------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         QUICKTURN DESIGN SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                          Nine Months Ended
                                                                             September 30,
                                                                          -----------------
                                                                           1996         1995
                                                                        --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $  8,544      $  6,497
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                            5,859         5,737
  Provision for doubtful accounts                                            ---           198
  Write down of inventories                                                  594           244

Changes in current assets and liabilities:
  Accounts receivable                                                      1,592        (4,073)
  Inventories                                                             (2,848)         (568)
  Prepaid expenses and other current assets                                 (262)         (190)
  Accounts payable and accrued liabilities                                (2,019)       (2,673)
  Deferred revenue                                                         4,842           722
                                                                        --------      --------
       Net cash provided by operating activities                          16,302         5,894
                                                                        --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of fixed assets                                             (4,388)       (5,241)
  Sale of marketable securities                                           24,303        24,663
  Purchase of marketable securities                                      (25,662)      (21,785)
  Increase in other assets                                                (1,504)         (668)
                                                                        --------      --------
       Net cash used in investing activities                              (7,251)       (3,031)
                                                                        --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from equipment financing                                          ---         1,500
  Payment of note payable to stockholder                                    (600)          ---
  Payments of capital lease obligations                                   (2,273)       (2,727)
  Proceeds from stock issuances                                            2,622         2,024
                                                                        --------      --------
       Net cash provided by (used in) financing activities                  (251)          797
                                                                        --------      --------
Net increase in cash and cash equivalents                                  8,800         3,660
Cash and cash equivalents at beginning of period                          17,216         6,897
                                                                        --------      --------
Cash and cash equivalents at end of period                              $ 26,016      $ 10,557
                                                                        --------      --------
                                                                        --------      --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                                           $    346      $    432
     Income taxes                                                       $  4,607      $    587
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Increase (decrease) in unrealized holding loss
       on marketable securities                                         $    162      $   (376)
  Additions to fixed assets through capital lease obligations           $    ---      $  1,763


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         QUICKTURN DESIGN SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements are unaudited (except for the balance sheet information as of December 31, 1995, which is derived from the Company's audited financial statements) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's 1995 Annual Report to Stockholders. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1996, or any future interim period.

2. Fiscal year-end: For purposes of presentation, the Company has indicated that its fiscal year ends on December 31, although the Company operates on a 52-week or 53-week fiscal year, ending on the last Sunday in December.

3.  Inventories comprise:  (in thousands)     September 30,    December 31,
                                                  1996             1995
                                              -------------    ------------
                                               (unaudited)

Raw materials                                    $ 3,130          $5,819
Work in process                                    6,929           1,986
                                                 -------          ------
                                                 $10,059          $7,805
                                                 -------          ------
                                                 -------          ------

4. Reclassification: Certain prior year amounts have been reclassified to conform to the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUE:
The Company's 1996 third quarter revenue of $27.2 million represented a 28% increase over the third quarter revenue in the prior fiscal year and was a 7% increase over revenue in the prior quarter. Revenue for the first nine months of 1996 was $75.6 million, which was a 29% increase over the revenue of the first nine months of the prior year. The revenue increase in each of the three and nine month periods was primarily attributable to shipments of more emulation capacity. International sales accounted for approximately 22% and 35% of total revenue in the third quarters of the current and prior fiscal years, respectively. The decrease in international sales in the third quarter of 1996 compared to the third quarter of 1995 was primarily a normalizing effect, resulting from above normal international shipments in the first and second quarters of 1996. For the first nine months of both the current and prior fiscal years, international sales were approximately 35% of the total revenue. Many of the Company's customers order on an as-needed basis and often delay delivery of firm purchase orders until commencement dates of such customers' development projects are determined. Moreover, a significant portion of the Company's revenue in each quarter generally results from shipments in the last few weeks of the quarter; therefore, a delay in the shipment of a few orders can have a significant impact upon revenue and results of operations in a given quarter.

A relatively limited number of customers have historically accounted for a substantial portion of the Company's revenue. These customers represent early adopters of emulation technology, typically for the design of complex integrated circuits. In particular, the Company's top ten customers represented 57% and 67% of revenue in the third quarters of 1996 and 1995, respectively. In the first nine months of 1996 and 1995, the top ten customers represented approximately 50% and 53% of total revenue, respectively. The Company expects that sales of its products to a relatively limited number of customers will continue to account for a high percentage of revenue for the foreseeable future. The loss of a major customer or any reduction in orders by such a customer could have an adverse effect on the Company's financial condition or results of operations.

The Company believes that in the future its results of operations in a quarterly period could be impacted by the timing of customer development projects and related purchase orders for the Company's emulation systems, new product announcements and releases by the Company, and economic conditions generally and in the electronics industry specifically.

GROSS MARGINS:
Gross margins were 69% in the third quarter of both the current year and the prior year, and were also 69% in the prior quarter. The Company was able to maintain its gross margins primarily due to a sufficiently large revenue base over which to spread fixed costs, and to continued manufacturing efficiencies, somewhat offset by a decreasing average price per logic gate. The Company expects competitive pressures to increase in its market from existing companies and new entrants, which among other things could accelerate the trend of such decreasing average price per logic gate. Accordingly, there can be no assurance that the Company will be able to sustain its recent gross margins. Furthermore, to the extent that the Company's cost reduction goals are achieved, any resulting cost savings that are passed on to the Company's customers may also have an adverse effect on gross margins.

RESEARCH AND DEVELOPMENT:
Research and development expenses increased by 25% in the third quarter of 1996 compared to the third quarter of the previous year. This increase was primarily attributable to increased staffing and equipment costs necessary to enhance current products and research and development activities for the next generation emulation products. As a percentage of revenue, research and development expenses were approximately 18% for both the third quarters of the current and prior fiscal years, and were approximately 18% for both the first nine months of the current and prior years. To maintain growth and market leadership in emulation technology, the Company expects to continue to invest a significant amount of its resources in research and development.

SALES AND MARKETING:
Sales and marketing expenses increased by 23% in the third quarter of 1996 compared to the third quarter of the previous year. For the first nine months of 1996, sales and marketing expenses increased by 23% compared to the first nine months of the prior year. The increase in each of the three and nine month periods was largely due to headcount increases to support both domestic and foreign markets. As a percentage of revenue, sales and marketing expenses were approximately 29% and 31% in the third quarter of the current year and the prior year, respectively, and were approximately 30% and 31% in the first nine months of the current year and prior year, respectively. The Company expects that sales and marketing expenses will continue to increase in absolute dollar amounts as the Company expands its sales and marketing efforts.

GENERAL AND ADMINSTRATIVE:
General and administrative expenses increased by 34% in the third quarter of 1996 compared to the third quarter of the previous year. For the first nine months of 1996, general and administrative expenses increased by 36% compared to the first nine months of the prior year. This increase in each of the three and nine month periods was largely due to increased legal costs related to a patent infringement lawsuit filed by the Company in January 1996. See
Part II., Item 1. Legal Proceedings. As a percentage of revenue, general and administrative expenses were approximately 6% in both the third quarter of the current year and the prior year, and also were approximately 6% in both the first nine months of the current and prior fiscal years.

OTHER INCOME, NET:
Other income, net, increased by $285,000 and $735,000 in the third quarter and first nine months of 1996, respectively, over the same periods in 1995 due primarily to decreased interest expenses associated with maturing lease lines used for the purchase of certain fixed assets, and an increase in interest income associated with a greater average quarterly balance of cash and cash equivalents and marketable securities.

PROVISION FOR INCOME TAXES:
The effective tax rates of 33% for the three and nine month periods ended September 30, 1996 and 25% for the three and nine month periods ended September 30, 1995 are lower than the statutory federal rate of 35% primarily because of federal and state general business credits, interest income on investments in tax-exempt obligations and benefit from foreign sales corporation for the period ended September 30, 1996 and utilization of net operating losses for the period ended September 30, 1995.

NET INCOME AND QUARTERLY RESULTS
Net income increased by 28% to $3.2 million in the third quarter of 1996 compared to the third quarter of 1995. Net income for the first nine months of 1996 was $8.5 million which was a 32% increase over net income of $6.5 million in the first nine months of the prior year. This increase in each of the three and nine month periods was due primarily to an increase in revenue, partially offset by increased operating expenses and increased taxes.

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

In addition, competitors may resort to litigation as a means of competition. Such litigation may result in substantial costs to the Company and significant diversion of management time. In 1995, Mentor Graphics Corporation, ("Mentor") filed suit against the Company for declaratory judgment of noninfringement, invalidity and unenforceability of several of the Company's patents. Six of the Company's patents are now involved in the dispute and the Company has filed counterclaims against Mentor and Mentor's French subsidiary, Meta Systems ("Meta") for infringement and threatened infringement of those six patents. Furthermore, in January 1996, the Company filed a complaint with the International Trade Commission, seeking to stop unfair importation of hardware logic emulation systems manufactured by Meta on the grounds that such systems infringe the Company's patents. See Part II,
Item 1. Legal Proceedings. Although patent and intellectual property disputes in the EDA industry are often settled through licensing, cross-licensing or similar arrangements, costs associated with such litigation and arrangements may be substantial.

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

LIQUIDITY AND CAPITAL RESOURCES:
Cash and cash equivalents increased by $8.8 million from December 31, 1995 to September 30, 1996. Net cash provided by operations was $16.3 million, due primarily to net income of $8.5 million, increased deferred revenue of $4.8 million and depreciation and amortization of $5.9 million, partially offset by $2.8 million of increased inventories. Net cash used in investments was $7.3 million due primarily to purchases of marketable securities of $25.7 million and increased fixed assets of $4.4 million, partially offset by sales of marketable securities of $24.3 million. Net cash used in financing activities was $251,000 due to payments of capital lease obligations of $2.3 million and payment of note payable to shareholder of $600,000, offset by proceeds from stock issuances of $2.6 million.

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

Additionally, in January 1996, the Company filed a complaint with the International Trade Commission in Washington, DC, seeking to stop unfair importation of logic emulation systems manufactured by Meta Systems of France, a subsidiary of Mentor Graphics Corporation. In the complaint, the Company alleges that Mentor's hardware logic emulation systems infringe the Company's patents. In July 1996, the ITC issued an Initial Determination granting a Temporary Exclusion Order stopping the importation of Mentor Graphic's emulation products into the U.S. The ITC Initial Determination included a Cease and Desist Order against all sales activities of the Mentor emulation products in the U.S. In August 1996, the ITC ratified the ITC court's Initial Determination. The Company is continuing its legal efforts with the ITC to obtain a Permanent Exclusion Order stopping the importation of Mentor's emulation products into the U.S. The Company also is engaged in a Federal District Court case involving six of the Company's patents. Mentor and Meta are seeking a declaratory judgment of noninfringement, invalidity and unenforceability of the patents in dispute, and the Company has filed counteractions against Mentor and Meta for infringement and threatened infringement of the six patents. Mentor has also claimed in this Federal District Court case that press releases issued by the Company were defamatory and interfered with Mentor's business advantage. Additionally, Aptix Corporation recently filed a suit against the Company alleging various violations of the antitrust laws and for unfair competition. The Company does not believe these claims are meritorious and plans to mount a vigorous defense against them. The outcome of these actions cannot be predicted with certainty.

The Company is engaged in certain other legal and administrative proceedings incidental to its normal business activities. While it is not possible to determine the ultimate outcome of these actions at this time, management believes that any liabilities resulting from such proceedings or claims which are pending or known to be threatened, will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 11.1:  Statement of computation of earnings per share.

     Exhibit   27:  Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       QUICKTURN DESIGN SYSTEMS, INC.
                                       ------------------------------
                                                (Registrant)


Date:  November 8, 1996              By:     /s/ Raymond K. Ostby
     ----------------------------       ---------------------------------
                                                 Raymond K. Ostby,
                                   Vice-President, Finance and Administration,
                                      Chief Financial Officer and Secretary
                                        (Principal Accounting Officer and
                                             Duly Authorized Officer)