Form 10-K
period 1996-12-31
QUICKTURN DESIGN SYSTEMS INC
filed 1997-03-31
CIK 914252

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                    OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         COMMISSION FILE NUMBER: 0-22738

                          QUICKTURN DESIGN SYSTEMS, INC.
               (Exact name of registrant as specified in its charter)

          Delaware                              77-0159619
--------------------------------        ----------------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)             Identification Number)

          440 Clyde Avenue, Mountain View, California    94043
          (Address of principal executive offices)       (zip code)

    Registrant's telephone number, including area code: (415) 967-3300

------------------------------------------------------------------------------

     Securities registered pursuant to Section 12(b) of the Act:  None

         Securities registered pursuant to Section 12(g) of the Act:
                  Common Stock, $.001 par value per share
         ------------------------------------------------------------
                              (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for the  past  90  days.    Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the Registrant, based upon the closing sale price of the Common Stock on February 28, 1997 on the Nasdaq National Market was approximately $225,056,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant's Common Stock as of February 28, 1997 was 16,571,067.

                   DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996 are incorporated by reference in Parts II and IV of this Form 10-K to the extent stated herein. Also, certain sections of the Registrant's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on April 11, 1997 are incorporated by reference in
Part III of this Form 10-K to the extent stated herein.

                                      PART I

ITEM 1.   BUSINESS.

OVERVIEW

     Quickturn Design Systems, Inc. ("Quickturn" or the "Company") designs, manufactures, sells and supports system-level verification solutions for the design of integrated circuits ("ICs") and electronic systems. The Company's cycle-based simulation and emulation technologies are designed to improve design quality and to reduce time-to-market and prototype development costs compared to traditional verification methodologies. The cycle-based simulation products, which complement the Company's emulation products, can be used by customers to verify digital logic designs early in the design process, particularly when design changes occur several times per day. Later in the design process, when designs become more stabilized, customers use in-circuit emulation to test the entire system containing the design and to help identify system-level bugs, which typically are more difficult to find. The Company was incorporated in
California in July 1987 and reincorporated in Delaware in December 1993.   The
Company's principal executive offices are located at 440 Clyde Avenue, Mountain View, California, 94043, and its telephone number is (415) 967-3300. The Company's homepage can be located on the Web at http://www.quickturn.com/.

SPEEDSIM MERGER

     On February 7, 1997, the Company acquired SpeedSim, Inc. ("SpeedSim"), a provider of cycle-based simulation software for the verification of digital logic designs ("the SpeedSim Merger") for 2.8 million shares of Quickturn common stock. The acquisition was accounted for as a pooling of interests. The Company estimates that it will incur direct transaction costs of at least $1.2 million associated with the acquisition, which will be charged to operations during the quarter ending March 31, 1997. See Note 15 of the Notes to Consolidated Financial Statements in the Company's 1996 Annual Report to Stockholders.

TECHNOLOGY AND PRODUCTS

     CYCLE-BASED SIMULATION

     The IC design process begins when electronic design engineers create an initial description of an IC, typically using high level or register transfer level ("RTL") languages such as VHDL or Verilog. This description is then debugged using software simulation on standard desktop workstations. The simulation software creates a mock-up of the logic flow of an IC based on the RTL description, which is then fed test inputs to determine if the current design executes instructions as desired.

     Once an IC design is deemed reliable at the RTL level, the designer maps
out a physical layout of the transistors and gates comprising the IC.   This is
often accomplished using synthesis software which transforms RTL designs into gate level architecture. Also at the gate level, the design must be tested for critical operating functionality. Such RTL and gate level tests are typically run on event-based simulation software, which runs at speeds substantially below the normal speed of a completed IC. The speed of most event-based simulation software is typically in the range of tens or hundreds of cycles per second, while most complex ICs are designed to run in the range of one million to hundreds of millions of cycles per second. Therefore, software simulation testing of a highly complex design with hundreds of thousands of gates using event-based simulation could take a substantial period of time. Since a design may need to undergo dozens of iterations, given the time-to-market urgency in the electronics industry, the delays associated with event-based simulation for complex IC designs can be unacceptable to IC designers.

     The Company's SpeedSim high performance simulation software uses cycle-based simulation ("CBS") technology, which is an alternative to traditional event-based simulation. CBS is specifically designed to overcome the verification speed limitations of event-based simulation, and may also help reduce IC design costs by reducing the need for expensive hardware simulation accelerators.

     The Company's SpeedSim cycle-based simulator employs a proprietary technology called Boolean Dataflow Engine ("BDE") to enhance verification performance. This performance enhancement is accomplished by having the cycle-based simulator examine results only at the end of every clock cycle, therefore eliminating unnecessary calculations. These unnecessary calculations are inherent in traditional event-based simulation, which is programmed to examine every active signal that propagates through every device during a clock cycle. Therefore, the Company's CBS approach may be ten to one hundred times faster than event-based simulation because CBS focuses only on the primary task at hand, which is functional verification of chip design logic. BDE further enhances performance by employing fewer logic states, typically two (1s and 0s), while full event-based-simulation supports from four to 28 logic states.

     Other enhancements related to BDE technology include:

     * Minimal Memory Usage: The SpeedSim product further enhances performance by utilizing less memory than event-based simulation. Using BDE, engineers can
fit a one million gate design into a 10MB image.    Without BDE, the same image
may be typically five to 50 times larger. For very large chip designs, the reduced memory requirements would allow a design team to speed up verification by simulating a design running different tests on all of their desktop workstations in their network at once, instead of on one large server.

     * Simultaneous Test: This SpeedSim option allows for up to 32 different tests to be run simultaneously on one image of a design model using a single workstation, which can result in a five-fold to ten-fold gain in performance.

     * Symmetric MultiProcessing ("SMP"): This feature allows chip designers to take a single design and divide it into segments. Each segment is then simulated on different CPUs within the SMP box, thereby creating a much faster simulation across multiple CPUs compared to a simulation on a single CPU.

     * Fast Design Iterations: After a design bug is located and fixed, this feature provides for fast recompilation, typically within minutes for very large designs, instead of hours using event-based simulation.

     The platforms supported by the SpeedSim product include UNIX workstations on SUN, HP, DEC, IBM and Intel-compatible PCs running LINUX or Windows/NT.

     EMULATION

     Quickturn's System Realizer (TM) emulation system and the new CoBALT
(TM) (Concurrent Broadcast Array Logic Technology) emulation system are used by electronic design engineers to generate reprogrammable physical prototypes, or "virtual silicon" (TM) representations, of their electronic circuit designs. This enables designers to achieve concurrent verification of the entire target system, including system software and applications, and to perform iterative design changes prior to actual silicon fabrication. System Realizer offers a versatile solution for synchronous and asynchronous designs in the range of 150,000 to six million logic gates. CoBALT provides verification capabilities for ultracomplex, synchronous designs of up to 8 million logic gates. Both systems share the same software environment, allowing designers to select the optimum emulation solution for any design style.

     The emulation process begins by the Company's products automatically accepting logic designs created in the most widely used, commercially available electronic design automation ("EDA") systems, as well as those created in the proprietary design environments of selected large customers. These designs are then processed by the Company's proprietary software on a commercial workstation. Using information provided by engineers as well as built-in proprietary algorithms, the software partitions designs into different blocks of logic which are then automatically mapped into a virtual silicon implementation. The software also performs logic optimization to best utilize the available programmable resources in the emulation system. Once the designs are partitioned, the software defines the interconnection of the various blocks of logic and the specific routing through the programmable architecture of the emulation system.

     The designs are then downloaded from the commercial workstation to the emulation system, thereby creating a virtual silicon implementation of the designs. The virtual silicon is then cabled into the target system in which the fabricated silicon will ultimately reside. At this time, the target system can be run just as it would if a fabricated silicon were available. The target system is then tested by running embedded software, operating systems and application software. The verification of the target system will typically run at speeds in the millions of cycles per second range, several orders of magnitude faster than gate-level simulation, but typically slower than real operating speeds.

     The emulation system includes an integrated logic analyzer and software debugging tools which enable the engineer to observe the details of the design behavior at any location within a design. These observation points may be moved interactively under software control to any other location.
When design problems are discovered, changes are made to the original design. These design changes are then implemented by the emulation software as changes to the virtual silicon. The impact of the changes can be determined quickly in the target system operating environment while the design can still be easily modified.

     Quickturn's products are based on the Company's patented technologies and proprietary software algorithms which have produced the following core technologies:

     * LOGIC COMPILATION INCLUDING PARTITIONING:   the complex software that
segments a large IC design into smaller units which are programmed into the field programmable gate arrays

("FPGAs") and programmable memories that constitute the core reprogrammable components of Quickturn's emulation systems.

     * INTERCONNECT ARCHITECTURE: the patented system-level schema for connection of the reprogrammable components, which is implemented with Quickturn's proprietary interconnect ICs and placement and routing software.

     * LOGIC MAPPING: the software which optimizes the mapping of the design to be emulated into the basic cells of the FPGAs in the emulation system.

     * MEMORY ARCHITECTURE MAPPING: the software which optimizes the use of programmable memories in the emulation system to represent the memory architecture of the IC to be emulated.

     * INSTRUMENTATION: the fully integrated software and logic analyzer technology which allows users of Quickturn's emulation systems to observe the gate level behavior of the virtual silicon, allowing for the assessment of a design's correctness at this level.

     These core technologies maximize the cost effectiveness of the products by optimizing emulation system capacity and performance and minimizing both the user's time to emulation and the costs required to verify and debug designs.


     Substantially all of the Company's revenue has been derived from the sale of its verification products, and sales of such products are expected to continue to account for substantially all of the Company's revenue for the foreseeable future. To date, the Company's products have been sold to a limited number of customers. See "---Customers." Accordingly, broad market acceptance of verification products by existing and new customers is critical to the Company's future success. The adoption of the Company's verification products in the design verification process by IC and system designers, particularly those which have historically relied on other methodologies, generally requires the adoption of an entirely new method of design verification. While the Company believes that its verification products offer considerable advantages in the IC and system design process, there can be no assurance that market acceptance of those products will continue to grow. Moreover, there can be no assurance that emulation products will be adopted beyond the high-end emulation market, which is characterized by complex ICs of hundreds of thousands or, in some cases, millions of logic gates. The adoption of the Company's verification products for designing ICs and systems will also depend on the continued increase in complexity of ICs designed into electronic systems, integration of the Company's products with other tools for design and verification, importance of the time-to-market benefits of verification products and industry acceptance of the need to close the time gap between high level design and silicon production. Because the market for verification products is new and evolving, it is difficult to predict with any assurance whether the market for verification products will continue to expand.

CUSTOMERS

     The Company markets its products to customers who design complex ICs and electronic systems. Early adopters represent the IC and system companies with the largest verification problems. As the technology has matured, a broader range of customers has begun to adopt the technology, and now the Company's customers include computer, semiconductor, telecommunications, consumer electronics, networking and multimedia companies. The Company's customers are in industries characterized by rapid advances in technology, competitive pressures to develop and introduce new products in less time and the need for extensive system-level verification and debugging prior to design implementation.

     Microprocessors and microcontrollers with complexity levels of hundreds of thousands and even millions of gates are applications for which emulation is considered a critical technology because of the requirement to verify design compatibility with new and existing software. Typical new users of Quickturn's verification products are designing custom integrated circuits or ASICs with 30,000 to 100,000 or more logic gates.

     A relatively limited number of customers have historically accounted for a substantial portion of the Company's revenue. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of revenue for the foreseeable future. The loss of a major customer or any reduction in orders by such customers, including reductions due to market or competitive conditions in the electronics or EDA industry, would have an adverse effect on the Company's financial condition and results of operations. Moreover, the Company's ability to increase its sales will depend in part upon its ability to obtain orders from new customers, as well as the financial condition and success of its customers and the general economy; there can be no assurance that such an increase will occur.

CUSTOMER SERVICE AND SUPPORT

     The Company provides customers with technical support, training and design consulting services. The Company believes that a high level of customer service and support is critical to the adoption of the Company's verification technology by new users. During the early stages of a customer's first project, the Company works closely with the project team to ensure a smooth integration of its verification products into the design process. Quickturn maintains a rapid response program which is designed to meet customer support issues. For customers using the Company's verification products on mission-critical projects, the Company offers expert-user design consulting services through its Time-to-Market-Engineering Services ("TtME") to provide such expert assistance to customers. Additionally, substantially all of the Company's customers currently have maintenance agreements with the Company. The Company generally warrants its products to be free from defects and to substantially conform to material specifications for a period of 90 days.

SALES AND MARKETING

     The Company markets its products and services primarily through its direct sales and service force. The Company employs a highly skilled sales force and application engineering team capable of serving the sophisticated needs of prospective customers' engineering and management staffs. The sales process is supported with a broad range of marketing programs which include trade shows, direct marketing, public relations and customer seminars. From time to time the Company may enter into joint marketing agreements with EDA companies and other technology partners to increase market acceptance of the Company's verification products.

     Sales of the Company's products depend, in significant part, upon the decision of a prospective customer to commence a project for the design and development of complex ICs and systems. In view of the significant amount of time and commitment of capital involved in the design and development of complex ICs and systems, the Company may experience delays following initial qualification of the Company's verification products as a result of delays in commencement of the project by a customer. For this and other reasons, the Company's verification products typically have a lengthy sales cycle during which the Company may expend substantial funds and management effort. Lengthy sales cycles subject the Company to a number of significant risks, including inventory obsolescence and fluctuations in operating results, over which the Company has little or no control.

     The Company's quarterly operating results have in the past and may in the future vary significantly depending on factors such as the timing of customer development projects and related orders to purchase the Company's verification products, new product announcements and releases by the Company, and economic conditions generally and in the electronics industry specifically. Other factors which could adversely affect the Company's quarterly operating results in the future include the efficiencies achieved by the Company in managing inventories and fixed assets, the timing of expenditures in anticipation of increased sales, customer product delivery requirements and shortages of components or labor. Many of the Company's customers order on an as-needed basis and often delay delivery of firm purchase orders until their project commencement dates are determined, and as a result, backlog at the beginning of a quarter may not represent a significant percentage of the product sales anticipated in that quarter. Quarterly revenue and operating results will therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Moreover, a significant portion of the Company's revenue in each quarter generally results from shipments during the last few weeks of the quarter. The absence of significant backlog and the concentration of sales at the end of the quarter limit the Company's ability to plan operating expenses and production and inventory levels. In addition, sales of individual systems make up a significant percentage of the Company's quarterly revenue. Therefore, if anticipated shipments in any quarter do not occur or are delayed, expenditure levels could be disproportionately high as a percentage of revenue, and the Company's operating results for that quarter would be adversely affected.

     As of February 28, 1997, the Company's direct sales and service force consisted of 147 technical, administrative and management employees. The Company has 16 sales and support offices throughout the United States located in Arizona, Colorado, California (three locations), Florida, Georgia, Illinois, Massachusetts (two locations), Minnesota, New Jersey, North Carolina, Oregon and Texas (two locations). Internationally, the Company has six sales and support offices in London, Munich, Osaka, Paris, Stockholm and Yokohama.

     In Japan, the Company serves its customers through its direct sales and
service offices in Yokohama and Osaka.   Additionally in Japan, the Company has
a hardware maintenance agreement with D Scan Service Co., Ltd. The Company utilizes manufacturer's representatives and other selected distributors in Israel, Japan, Korea, Singapore, Sweden, Taiwan and the U.K.

     International sales accounted for approximately 37%, 31% and 26% of the Company's revenue in 1996, 1995 and 1994, respectively. Revenue from most international customers is denominated in U.S. dollars. However, receivables from certain other international customers are denominated in local currencies. Such receivables are hedged, where practicable, by foreign exchange contracts to minimize the impact of foreign exchange rate movements on the Company's operating results. The Company plans to continue to expand its international sales and distribution channels. However, there can be no assurance that the Company's products will achieve widespread commercial acceptance in international markets in the future. The Company's future international sales may be subject to additional risks associated with international operations, including currency exchange fluctuations, tariff regulations and requirements for export licenses, which licenses may on occasion be delayed or difficult to obtain.

RESEARCH AND DEVELOPMENT

     The Company will continue to invest in research and development to allow continued innovation in key technology areas, to develop new products and improve existing products to support its current leadership position in the verification market.

     As of February 28, 1997, the Company's research and development group consisted of 127 full-time employees. Within the research and development organization there were 88 employees with advanced degrees, including 17 with
PhD's.   Among the technical staff, approximately 70% were involved in software development and the balance in hardware design. During 1996, 1995 and 1994, research and development expenses were $18.6 million, $14.9 million and $12.4 million, respectively. The Company anticipates that it will continue to commit substantial resources to research and development in the future.

     The EDA industry is characterized by extremely rapid technological change in both hardware and software development, frequent new product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The Company's future success will depend upon its ability to enhance its current lines of verification products and to design, develop and support its next-generation verification products on a timely basis that keep pace with technological developments and emerging industry standards. Next-generation verification products must address increasingly sophisticated customer needs, all of which require a high level of expenditures for research and development by the Company. Although the Company is not currently aware of any material limitations on its ability to develop new products which are capable of verifying the next generation of ICs, there can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially and adversely affected. Moreover, from time to time, the Company may announce new products or technologies that have the potential to replace the Company's existing product offerings. There can be no assurance that the announcement of new product offerings will not cause customers to defer purchases of existing Company products, which could adversely affect the Company's results of operations.

MANUFACTURING

     The Company's verification products are complex and are used by the Company's customers in critical development projects which demand a high level of quality and reliability.

The Company invests substantial resources to assure the quality and reliability of its verification products and is required to provide a high level of service to its customers in the event of a malfunction to minimize downtime. There can be no assurance that the Company will be able to meet customer requirements for quality and reliability in the future.

     The Company performs final assembly and test of its emulation products in its Mountain View, California facility. The Company utilizes subcontractors for all major subassembly manufacturing, including all individual printed circuit boards and custom integrated circuits. The Company has a testing and qualification program to ensure that all subassemblies meet the Company's specifications before going into final assembly and test.

     Certain key components used in the Company's emulation products are presently available from sole or limited sources. The inability to develop alternate sources for these sole or limited source components or to obtain sufficient quantities of these components could result in delays or reductions in product shipments which could adversely affect the Company's operating results. In particular, the Company currently relies on Xilinx Inc. ("Xilinx") for its supply of field programmable gate arrays ("FPGAs"). The Company does not have a long-term supply agreement with Xilinx. If for any reason there were to be a reduction or interruption of supply of these FPGAs to the Company, the Company's results of operations would be materially adversely affected.
Although the Company believes that it can obtain FPGAs from alternate sources in the event of a reduction or interruption of supply from Xilinx, a significant amount of time would be required to redesign the Company's emulation systems and software to accommodate an alternate FPGA supplier. In such event, the Company's operating results could be materially adversely affected. The Company currently mitigates this risk by maintaining a supply of FPGAs in inventory in excess of its forecasted requirements; however, there can be no assurance that this measure will be adequate to alleviate any future supply problems.

     The Company's verification products also use a proprietary IC that is currently manufactured solely by National Semiconductor Corporation, circuit boards that are currently assembled by two outside contractors and subassemblies that are manufactured by several third-party vendors. The Company generally purchases these components pursuant to purchase orders placed from time to time in the ordinary course of business and has no guaranteed supply arrangements with any of these source suppliers. Moreover, the manufacture of these components is extremely complex, and the Company's reliance on the suppliers of these components exposes the Company to production difficulties and quality variations that may be experienced by these suppliers. Therefore, the Company's reliance on its sole and limited source suppliers involves several risks, including a potential inability to obtain an adequate supply of required components, reduced control over pricing, and timely delivery and quality of acceptable components. While the timeliness and quality of deliveries to date from such suppliers have been acceptable, there can be no assurance that problems will not occur in the future. Any prolonged inability to obtain adequate deliveries, or any other circumstances that would require the Company to seek alternative sources of supply, could have a material adverse effect on the Company's operating results and could damage the Company's relationships with its customers.

     Although the Company's customers often forecast projected requirements considerably in advance of the proposed shipment date, actual orders are typically not received until shortly before the desired shipment date. As a result, backlog at the beginning of a period may not represent a significant percentage of the product sales anticipated for that period. Accordingly, the Company does not consider backlog to be a significant measure of anticipated sales for any future period. However, the Company partially relies on forecasts to determine inventory levels and manufacturing schedules.

COMPETITION

     The EDA industry is highly competitive and rapidly changing. The Company's products are specifically targeted at the emerging portion of this industry relating to advanced verification technology, and to date substantially all of the Company's revenue has resulted from sales in this segment. The Company faces significant competition in advanced verification, in addition to competition from traditional design verification methodologies which rely on the
approach of building and then testing complete system prototypes.   The Company
must continue to educate potential customers with respect to the benefits of emulation and cycle-based simulation in order for such customers to adopt the Company's advanced verification systems as a complement to standard simulation tools.

     Further, because of the requirement for a design verification methodology which reduces the number of costly design iterations and improves product quality, the Company expects competition in the market for advanced verification to increase as other companies attempt to introduce their products and product enhancements. Moreover, the Company competes with established EDA companies that have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and larger installed customer bases than the Company. In addition, many of these competitors have established relationships with current and potential customers of the Company. Increased competition could result in price reductions, reduced margins and loss of market share, all of which could materially adversely affect the Company. Further, the Company competes with the design engineers of its existing and potential customers, who sometimes develop customized prototyping solutions for their particular needs. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

     In addition, competitors may resort to litigation as a means of competition. Such litigation may result in substantial costs to the Company and significant diversion of management time. In 1995, Mentor Graphics Corporation ("Mentor") filed suit against the Company for declaratory judgment of noninfringement, invalidity and unenforceability of several of the Company's patents. Six of the Company's patents are now involved in the dispute, and the Company has filed counterclaims against Mentor and Mentor's French subsidiary, Meta Systems ("Meta"), for infringement and threatened infringement of those six patents. Furthermore, in January 1996, the Company filed a complaint with the International Trade Commission seeking to stop unfair importation of hardware logic emulation systems manufactured by Meta on the grounds that such
systems infringe the Company's patents.   There can be no assurance as to the
outcome of these matters. See "---Item 3. Legal Proceedings." Although patent and intellectual property disputes in the EDA industry are often settled through licensing, cross-licensing or similar arrangements, costs associated with such litigation and arrangements may be substantial.

PROPRIETARY RIGHTS

     The Company's success and ability to compete is dependent in part upon its proprietary technology. While the Company relies on patent, trademark, trade secret and copyright law to protect its technology, the Company also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technology leadership position.

     The Company currently holds 15 U.S. patents, of which one is co-owned, and has 18 patent applications on file at the U.S. Patent and Trademark Office. The Company's U.S. patents expire between 2008 and 2014. The Company also holds six corresponding foreign patents and 24 foreign patent
applications pending.   The six foreign patents expire in 2009, except for
one patent that expires in 2105. However, there can be no assurance that any patent owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by the Company, if at all.

     Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology, or design around the patents owned by the Company.
The source code for the Company's proprietary software is protected both as a trade secret and as an unpublished copyrighted work. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. The Company generally enters into confidentiality or license agreements with its employees, distributors and customers, and limits access to and distribution of its software, documentation and other proprietary information. Nevertheless, there can be no assurance that the steps taken by the Company will prevent misappropriation of its technology. In addition, litigation has been necessary in the past to enforce the Company's patents and may be necessary in the future to enforce the Company's patents and other intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. See "---Competition" and "---Item 3, Legal Proceedings." Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations.

     From time to time the Company has received, and may receive in the future, notice of claims of infringement of other parties' proprietary rights. Although the Company does not believe that its products infringe the proprietary rights of any third parties, there can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted against the Company or that any such assertions will not materially adversely affect the Company's business, financial condition or results of operations. Irrespective of the validity or the successful assertion of such claims, the Company could incur significant costs with respect to the defense thereof which could have a material adverse effect on the Company's business, financial condition or results of operations. If any claims or actions are asserted against the Company, the Company may seek to obtain a license under a third party's intellectual property rights. There can be no assurance, however, that under such circumstances, a license would be available under reasonable terms or at all.

     The Company also relies on certain software which it licenses from third parties, including software which is integrated with internally developed software and used in the Company's verification products to perform key functions. There can be no assurance that these third party software licenses will continue to be available to the Company on commercially reasonable terms. The loss of or inability to maintain any of these software licenses could result in delays or reductions in product shipments until equivalent software could be identified, licensed and integrated, which would adversely affect the Company's operating results.

EMPLOYEES

     As of February 28, 1997, the Company had a total of 369 employees, of whom 330 were based in the United States and 39 were based overseas. Of the total, 164 were engaged in sales, marketing and related customer support services, 127 were in research and development, 54 were in manufacturing and 24 were in finance and administration. The Company's performance is substantially dependent on the performance of its executive officers, some of whom have worked together for only a short period of time. Furthermore, the loss of the services of any of its executive officers or other key employees could have a material adverse effect on the Company. The Company does not maintain key person life insurance policies on the lives of its key officers or key personnel, all of whom are important to the Company's future success. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to retain its key managerial and technical employees or that it will be able to attract, assimilate or retain other highly qualified technical and managerial personnel in the future. The inability of the Company to attract and retain the necessary technical personnel in the future could impair the development of new products and have a material adverse effect upon the Company's business, operating results and financial condition. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

ITEM 2.   PROPERTIES.

     The Company's principal administrative, sales, marketing, manufacturing and research and development facility is located in five buildings totaling approximately 126,000 square feet in Mountain View, California that have leases expiring at various times from November 1998 through June 2002. The Company has fifteen other domestic sales and service offices throughout the United States. The Company also leases international sales and service offices in London, Munich, Osaka, Paris, Stockholm and Yokohama. The Company expects that it will be able to renew its leases on satisfactory terms. The Company believes that its existing facilities are adequate for its current needs and that additional space will be available as needed. However, the Company anticipates moving its headquarters in late 1997 to larger facilities located in San Jose, California.

ITEM 3.   LEGAL PROCEEDINGS.

     In January 1995, the Company and certain of its officers and directors were named in a securities class action filed in the United States District Court for the Northern District of California. The complaint seeks unspecified damages and related fees and costs. In September 1995, the Court dismissed with prejudice all claims against several defendants, including the Company's outside directors. The Court also dismissed with prejudice many of the allegations and claims asserted against the Company and certain of its officers. While the Company believes that it has meritorious defenses to the claims remaining in the action, the Company has entered into a Stipulation of Settlement with plaintiffs in order to conserve legal expenses and management resources. The Company's contribution to the proposed $2.75 million settlement, net of insurance proceeds, is not material. The proposed settlement has been preliminarily approved by the Court but remains subject to the Court's final approval. There can be no assurance that the Company will in fact succeed in obtaining final Court approval of the proposed settlement with the plaintiffs. In the event the Court does not grant final approval of the settlement, the Company will continue to contest this action vigorously. While the outcome of the action in the absence of the proposed settlement cannot be predicted with certainty, management does not believe the outcome will have a material adverse impact on the Company's financial position or results of operations.

     Additionally, in January 1996, the Company filed a complaint with the International Trade Commission (the "ITC") in Washington, DC, seeking to stop unfair importation of logic emulation systems manufactured by Meta Systems, a subsidiary of Mentor. In the complaint, the Company alleges that Mentor's hardware logic emulation systems infringe the Company's patents. In July 1996, the ITC Administrative Law Judge issued an Initial Determination granting a Temporary Exclusion Order stopping the importation of Mentor's emulation systems into the U.S., absent the posting of a bond by Mentor. The ITC Initial Determination included a Cease and Desist Order against all sales activities of the Mentor emulation products into the U.S. In August 1996, the ITC ratified the judges's Initial Determination. The Company is continuing its legal efforts with the ITC to obtain a permanent Exclusion Order prohibiting the importation of Mentor's emulation products into the U.S. The Company also is engaged in a Federal District Court case with Mentor and Meta involving six of the Company's patents. Mentor and Meta are seeking a declaratory judgment of noninfringement, invalidity and unenforceability of the patents in dispute, and the Company has filed counteractions against Mentor and Meta for infringement and threatened infringement of the six patents. Mentor has also claimed in this Federal District Court case that press releases issued by the Company were defamatory and interfered with Mentor's business advantage. Additionally, Aptix Corporation recently filed a suit against the Company alleging various violations of the antitrust laws and unfair competition. The Company does not believe that these claims are meritorious and plans to mount a vigorous defense against them. The outcome of these actions cannot be predicted with certainty.

     The Company is engaged in certain other legal and administrative proceedings incidental to its normal business activities. While it is not possible to determine the ultimate outcome of these actions at this time, management believes that any liabilities resulting from such proceedings, or claims which are pending or known to be threatened, will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1996.

EXECUTIVE OFFICERS AND VICE PRESIDENTS OF THE COMPANY

     The executive officers and vice presidents of the Company and their ages as of March 1, 1997, are as follows:


Name                                        Age   Position
----                                        ---   --------
Keith R. Lobo  . . . . . . . . . . . . .     45   President, Chief Executive Officer and Director
Raymond K. Ostby . . . . . . . . . . . .     49   Vice President, Finance and Administration,
                                                  Chief Financial Officer and Secretary
K. C. Chu. . . . . . . . . . . . . . . .     50   Vice President, Software Development
Bernard A. Gilbert . . . . . . . . . . .     40   Vice President, Engineering Operations,
                                                  Advanced Simulation Division
Jeffrey K. Jordan  . . . . . . . . . . .     52   Vice President, North American Sales
Kevin L. Ladd. . . . . . . . . . . . . .     34   Vice President and Chief Technologist,
                                                  Advanced Simulation Division
Alexander M. Levi. . . . . . . . . . . .     39   Vice President, Asia-Pacific Sales
Donald J. McInnis  . . . . . . . . . . .     50   Senior Vice President,
                                                  Advanced Simulation Division
Harlen Ng. . . . . . . . . . . . . . . .     56   Vice President, Program Development
Stephen P. Sample. . . . . . . . . . . .     45   Vice President, Advanced Development
Dugald H. Stewart. . . . . . . . . . . .     44   Vice President, Manufacturing
Christopher J. Tice. . . . . . . . . . .     37   Vice President, World-Wide Support Services
Tung-sun Tung. . . . . . . . . . . . . .     48   Vice President, Research and Development
Ming Yang Wang . . . . . . . . . . . . .     52   Vice President, Advanced Technology Solutions
Naeem Zafar. . . . . . . . . . . . . . .     39   Vice President, Marketing

     The Company's executive officers and vice presidents are appointed by, and serve at the discretion of the Board of Directors. Each executive officer and vice president is a full time employee of the Company. There is no family relationship among any executive officer, vice president or director of the Company.

     Keith R. Lobo joined the Company in November 1992 as President, Chief Executive Officer and as a Director. From March 1992 to October 1992, Mr. Lobo served as a consultant in the venture capital field and was a private investor. From March 1988 to February 1992, he served as Executive Vice President and Chief Operating Officer of Chips & Technologies, Inc., a semiconductor supplier of microcomputer components to the personal computer industry. From August 1981 to March 1988, he served in a variety of positions, most recently as Vice President of Advanced Products and General Manager of the RISC Microprocessor Group at LSI Logic Corporation, a supplier of ASICs.

     Raymond K. Ostby joined the Company in September 1993 as Vice President, Finance and Administration, Chief Financial Officer and Secretary. From July 1991 to September 1993, he served as Vice President, Finance and Administration and Chief Financial Officer at Force Computers, Inc., a computer products company. From June 1985 to July 1991, he served as Vice President, Finance and Administration and Chief Financial Officer of Atmel Corporation, a manufacturer of semiconductor products.

     K.C. Chu joined the Company in June 1995 as Vice President, Entry Systems and HDL-ICE Development and has served as Vice President, Software Development since January 1996. From July 1992 to June 1995, he served as Director, Sunnyvale Research and Development Lab of Mitsubishi Electric Research Labs, Inc., a research and development facility, and from May 1990 to June 1992, he served as a Senior Manager, Research and Development at Mitsubishi Electronics America, Inc., a supplier of semiconductor products.

     Bernard A. Gilbert has served as Vice President, Engineering Operations of the Advanced Simulation Division of the Company from February, 1997. From March 1996 to February 1997 he was Vice President, Engineering Operations at SpeedSim, Inc., a provider of cycle-based simulation technology, and from March 1985 to March 1996, he served as Director of Core Technology Research and Development at ComputerVision Corp., a provider of CAD/CAM software services.

     Jeffrey K. Jordan has served as Vice President, North American Sales since October 1996. From May 1994 to October 1996 he was Eastern Area Sales Director and from April 1993 to May 1994 he served as Eastern Area Sales Manager. From August 1989 to April 1993, Mr. Jordan served as Regional Service Manager at Integrated Measurement Systems, a provider of test station hardware and software.

     Kevin L. Ladd has served as Vice President and Chief Technologist of the Advanced Simulation Division of the Company from February 1997. From June 1994 to February 1997 he served as Chairman and Vice President of Research and Development of SpeedSim, Inc. Mr. Ladd was a consulting engineer for ViewLogic Systems, Inc., a provider of software products used in IC design and simulation from August 1992 to December 1993. From May 1982 to August 1992 he served in a variety of positions most recently as Principal Engineer, at Digital Equipment Corporation, a manufacturer of computer systems and software.

     Alexander M. Levi has served as Vice President, Asia-Pacific Sales from November 1996. Previously, he was Director, Asia Sales from January 1995 to November 1996. Mr. Levi joined the Company in February 1991 and served as Account Manager until December 1994.

     Donald J. McInnis has served as Senior Vice President, Advanced Simulation Division of the Company from February, 1997. From June 1994 to February 1997, he served as President and Chief Executive Officer of SpeedSim, Inc. From May 1990 to February 1994, Mr. McInnis was Vice President and General Manager, Software Business Unit of ComputerVision Corporation, a provider of CAD/CAM software services.

     Harlen Ng has served as Vice President, Program Development since August 1995. From January 1995 to August 1995, he was Vice President of Systems Engineering Assurance, and from August 1991 to January 1995, he served as Director, Engineering Operations for PiE Design Systems ("Pie"), a provider of
emulation systems for system-level verification.   From November

1983 to July 1991, Mr. Ng served in a variety of positions at Cadence Design Systems, Inc., a provider of automation tools used in IC design, most recently as Director, Customer Support.

     Stephen P. Sample co-founded the Company and served as Director, Hardware Design from its inception in July 1987. In July 1993, he became Vice President, Hardware Design, and since August 1994 he has served as Vice President, Advanced Development.

     Dugald H. Stewart joined the Company in January 1989 as Director of Manufacturing, and has served as Vice President, Manufacturing since June 1993. From August 1979 to January 1989, he served as Director of Manufacturing at KLA Instruments, Inc., a semiconductor equipment manufacturer.

     Christopher J. Tice has served as Vice President, World-Wide Support Services since March 1995. Previously he was Director, World-Wide Support Services from June 1993 to March 1995. From November 1991 to June 1993, Mr. Tice served as Director, Support for PiE. From November 1985 to November 1991, he served as General Manager, Processor Business Group at Weitek, a provider of enhancement processors and controllers.

     Tung-sun Tung has served as Vice President, Research and Development from January 1996, and as Vice President , Emulation System Development from October 1994 to January 1996. From June 1993 to October 1994, he was Director, Hardware Design. From October 1991 to June 1993, he served as Director, Manufacturing at PiE. From April 1988 to October 1991, he was Director, Engineering at NetFRAME Systems, Inc., a designer and manufacturer of fault tolerant servers.

     Ming Yang Wang has served as Vice President, Advanced Technology Solutions from December 1996, and as Director, Solutions Development from July 1993 to December 1996. From April 1990 to July 1993, Mr. Wang was Program Manager at PiE.

     Naeem Zafar joined the Company in June 1988 and has served as Vice President, Marketing since September 1995. From March 1995 to September 1995, he was Vice President, Technology Strategy and Planning, from December 1994 to March 1995, he was Director, Advanced Products, and from June 1993 to December 1994, Mr. Zafar was Director, Marketing. From April 1992 to June 1993, he was Director, Product Marketing, from October 1990 to April 1992, he was Senior Product Marketing Manager, from April 1989 to October 1990, he was Technical Marketing Manager, and from June 1988 to April 1989, he was Senior Hardware Engineer.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

     The information required by this item is incorporated by reference to the section entitled "Selected Consolidated Financial Data" on page 17 of the Company's 1996 Annual Report to Stockholders.

ITEM 6.   SELECTED FINANCIAL DATA.

     The information required by this item is incorporated by reference to the section entitled "Financial Highlights" on page 1 of the Company's 1996 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required by this item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 through 22 of the Company's 1996 Annual Report to Stockholders.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this item is incorporated by reference to the Consolidated Financial Statements, related notes thereto and Report of Independent Accountants on pages 23 through 37 of the Company's 1996 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

     With the exception of the information incorporated by reference from the 1996 Annual Report to Stockholders in Parts II and IV of this Form 10-K, the Company's Annual Report to Stockholders is not to be deemed filed as part of this Report.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The information required by this item concerning the Company's directors is incorporated by reference to the information set forth in the section entitled "Proposal No. 1: Election of Directors" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders filed with the Commission on March 4, 1997 (the "1997 Proxy Statement"). The information required by this item concerning the executive officers of the Company is incorporated by reference to the information set forth in the section entitled "Executive Officers and Vice Presidents of the Company" at the end of Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the section entitled "Executive Officer Compensation" in the Company's 1997 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled "Beneficial Security Ownership of Management and Certain Beneficial Owners" in the Company's 1997 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Not applicable.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.

     (a)  The following documents are filed as part of this Form 10-K.

          1. FINANCIAL STATEMENTS. The following consolidated financial statements of the Company and the Report of Independent Accountants are incorporated by reference to pages 23 through 37 of the Company's 1996 Annual Report to Stockholders.

               Report of Coopers & Lybrand L.L.P., Independent Accountants

               Consolidated Balance Sheets as of December 31, 1996 and 1995

               Consolidated Statements of Income for the Years ended December 31, 1996, 1995 and 1994

               Consolidated Statements of Stockholders' Equity for the Years ended December 31, 1996, 1995 and 1994

               Consolidated Statements of Cash Flows for the Years ended December 31, 1996, 1995 and 1994

               Notes to the Consolidated Financial Statements

          2. FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules of the Company for the years ended December 31, 1996, 1995 and 1994 are filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and related notes thereto, of the Company.

               Schedule                 Title                         Page
               --------                 -----                         ----
                          Report of Independent Accountants on         S-1
                          Financial Statement Schedule
                  II      Valuation and Qualifying Accounts            S-2

               Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

          3. EXHIBITS: The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

     (b)  REPORT ON FORM 8-K.    No reports on Form 8-K were filed by the
          Company during the last quarter of the fiscal year ended December 31, 1996.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of March 1997.

                              QUICKTURN DESIGN SYSTEMS, INC.

                              By:   /s/  RAYMOND K. OSTBY
                                 -------------------------------------------
                                  Raymond K. Ostby,
                                  Vice President, Finance and Administration,
                                  Chief Financial Officer and Secretary

                              POWER OF ATTORNEY

     KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Keith R. Lobo and Raymond K. Ostby and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      Signatures                           Title                          Date
---------------------------   -------------------------------------   --------------
/s/  KEITH R. LOBO            President and Chief Executive Officer   March 25,  1997
---------------------------    (Principal Executive Officer)
      Keith R. Lobo

/s/  RAYMOND K. OSTBY         Vice President,  Finance and            March 25, 1997
---------------------------    Administration, Chief Financial
     Raymond K. Ostby          Officer and Secretary  (Principal
                               Financial and Accounting Officer)

/s/  GLEN M. ANTLE            Chairman of the Board                   March 25, 1997
---------------------------
     Glen M. Antle

/s/  RICHARD C. ALBERDING     Director                                March 25, 1997
---------------------------
     Richard C. Alberding

/s/  FRANK J. CAUFIELD        Director                                March 25, 1997
---------------------------
     Frank J. Caufield

/s/  MICHAEL R. D'AMOUR       Director                                March 25, 1997
---------------------------
     Michael R. D'Amour

/s/  YEN-SON (PAUL) HUANG     Director                                March 25, 1997
---------------------------
     Yen-Son (Paul) Huang

/s/  DR. DAVID K. LAM         Director                                March 25, 1997
---------------------------
     Dr. David K. Lam


                         REPORT OF INDEPENDENT ACCOUNTANTS

Our report on the consolidated financial statements of Quickturn Design Systems, Inc. has been incorporated by reference in this Form 10-K from page 37 of the 1996 Annual Report to Stockholders of Quickturn Design Systems, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 18 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material aspects, the information required to be included therein.


/s/  COOPERS & LYBRAND L.L.P.
San Jose, California
January 16, 1997

          SCHEDULE II - PURSUANT TO REGULATION S-X RULE 12-09

                    QUICKTURN DESIGN SYSTEMS, INC.

                  Valuation and Qualifying Accounts
                           (in thousands)

                                                                          Deductions     Balance
                                             Balance at     Additions      (Charges         at
                                             Beginning     (Charges to      Against        End
        Description                          of Period      Expenses)      Reserves)    of Period
-----------------------------------------    ----------    ------------   -----------   ---------
Year ended December 31, 1994
Allowance for doubtful accounts               $  730         $  1,110       $  ----      $  1,840
                                              -------        --------       --------     --------
                                              -------        --------       --------     --------
Year ended December 31, 1995
Allowance for doubtful accounts               $ 1,840        $  -----       $  ----      $  1,840
                                              -------        --------       --------     --------
                                              -------        --------       --------     --------

Year ended December 31, 1996
Allowance for doubtful accounts               $ 1,840        $  -----       $  ----      $  1,840
                                              -------        --------       --------     --------
                                              -------        --------       --------     --------


                            QUICKTURN DESIGN SYSTEMS, INC.
                              ANNUAL REPORT ON FORM 10-K
                           FOR YEAR ENDED DECEMBER 31, 1996

                                 INDEX TO EXHIBITS

Exhibit
Number  Description
------- ------------------------------------------------------------------------
2.1 Agreement and Plan of Reorganization dated January 16, 1997 among the Company, SpeedSim, Inc. and QT Corporation. (4)

3.1     Certificate of Incorporation of Registrant, as amended. (1)

3.2     Bylaws of Registrant. (1)

4.1     Form of Registrant's Common Stock certificate. (1)

10.1 Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers. (1) (2)

10.2    1988 Stock Option Plan and related agreements. (1) (2)

10.3    Key Executive Stock Option Plan and related agreements. (1) (2)

10.4    1993 Employee Qualified Stock Purchase Plan and related agreements.
        (1) (2)

10.5 Software License Agreement dated December 18, 1987 between Xilinx, Inc. and Registrant. (1)

10.6    Leases dated March 17, 1993 between MV 440, Inc. and Registrant. (1)

10.7 Revolving Credit Loan Agreement dated November 30, 1995 between Comerica Bank-California and Registrant. (6)

10.8 Offer letter dated November 4, 1992 between Keith R. Lobo and Registrant, as amended. (1) (2)

10.9    1994 Outside Director Stock Option Plan. (3)

10.10   SpeedSim, Inc. 1995 Incentive and Nonqualified Stock Option Plan.
        (2) (5)

10.11   1996 Supplemental Stock Plan (2) (7)

Exhibit
Number  Description
------- ------------------------------------------------------------------------
11.1    Statement of computation of earnings per share.

13.1 Portions of 1996 Annual Report to Stockholders expressly incorporated by reference herein.

21.1    Subsidiaries of the Registrant.

23.1    Consent of Coopers & Lybrand L.L.P., Independent Accountants.

24.1    Power of Attorney (see page 19).

27.1    Data Schedule (EDGAR)


__________________________________

(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (Reg. No. 33-71022), which became effective on December 15, 1993. Except as noted, each exhibit listed in this index is incorporated by reference to the exhibit of the same number.

(2)     Indicates management compensatory plan, contract or arrangement.

(3) Incorporated by reference from the Registrant's Registration Statement on Form S-8 (Reg. No. 33-82452), which became effective on August 5, 1994.

(4) Incorporated by reference from the Registrant's Current Report on Form 8-K filed February 21, 1997.

(5) Incorporated by reference from the Registrant's Registration Statement on Form S-8 (Reg. No. 333-21587), which became effective on February 11, 1997.

(6) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(7) Incorporated by reference from the Registrant's Registration Statement on Form S-8 (Reg. No. 333-18407), which became effective on December 20, 1996.