Form 10-Q
period 1997-03-31
QUICKTURN DESIGN SYSTEMS INC
filed 1997-05-14
CIK 914252

                                UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

  (Mark One)

 [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1997

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

                                NO CHANGE
      ----------------------------------------------------------
     (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              YES  [ X ]      NO   [  ]

As of May 5, 1997 there were 16,751,695 shares of the registrant's common stock outstanding.

This quarterly report on Form 10-Q contains 14 pages, of which this is page 1.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          QUICKTURN DESIGN SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                          Three Months Ended
                                                                March 31,
                                                       -------------------------
                                                          1997           1996*
                                                       -----------    ----------
                                                       (unaudited)    (unaudited)
Revenue
     Product revenue                                    $  15,527     $  19,393
     Maintenance and service revenue                        5,875         4,475
                                                        ----------    ----------
        Total revenue                                      21,402        23,868

Cost of revenue
     Cost of product revenue                                5,281         6,297
     Cost of maintenance and service revenue                1,553           847
                                                        ----------    ----------
        Total cost of revenue                               6,834         7,144

        Gross profit                                       14,568        16,724

Operating expenses
     Research and development                               5,787         4,267
     Sales and marketing                                    8,534         7,187
     General and administrative                             2,508         1,563
     Merger related costs                                   1,200           ---
                                                        ----------    ----------
        Total operating expenses                           18,029        13,017

        Operating income (loss)                            (3,461)        3,707

Other income, net                                             392           312
                                                        ----------    ----------
     Net income (loss) before provision for
      (benefit from) income taxes                          (3,069)        4,019

Provision for (benefit from) income taxes                    (951)        1,275
                                                        ----------    ----------
     Net income (loss)                                  $  (2,118)     $  2,744
                                                        ----------    ----------
                                                        ----------    ----------

Net income (loss) per share                             $   (0.13)     $   0.16
                                                        ----------    ----------
                                                        ----------    ----------
Number of shares used in per share calculations            16,562        17,445
                                                        ----------    ----------
                                                        ----------    ----------


* Q1 1996 has been restated to reflect the merger of the Company and SpeedSim, Inc., which was accounted for as a pooling of interests.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      QUICKTURN DESIGN SYSTEMS, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                 (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                        March 31,    December 31,
                                                          1997           1996*
                                                       -----------   ------------
ASSETS                                                 (unaudited)
  Current assets
     Cash and cash equivalents                          $  14,462     $  25,790
     Marketable securities                                  8,456        10,614
     Accounts receivable, net of allowance for
       doubtful accounts of $1,840 in 1997 and 1996        21,668        21,768
     Inventories                                           14,163        10,141
     Prepaid expenses and other current assets              2,626         2,991
     Deferred income taxes                                  5,871         5,871
                                                        ----------    ----------
       Total current assets                                67,246        77,175

  Marketable securities                                    27,972        18,198
  Fixed assets, net                                        10,560        11,243
  Deferred income taxes                                     2,939         2,939
  Other assets                                              2,021         2,422
                                                        ----------    ----------
                                                        $ 110,738     $ 111,977
                                                        ----------    ----------
                                                        ----------    ----------
LIABILITIES
  Current liabilities
     Current portion of long term debt                  $   2,961     $   3,502
     Accounts payable                                       3,814           894
     Accrued liabilities                                   11,653        14,586
     Deferred revenue                                      10,686         8,950
                                                        ----------    ----------
       Total current liabilities                           29,114        27,932

STOCKHOLDERS' EQUITY
     Common stock, $.001 par value:
       Authorized:  20,000,000 shares
       Issued and outstanding: 16,580,497 shares
       in 1997; 16,526,904 shares in 1996                      17            17
     Additional paid-in capital                            77,895        77,545
     Cumulative translation adjustment                       (563)          ---
     Unrealized holding gain (loss) on marketable
       securities                                            (128)           10
     Retained earnings                                      5,124         7,242
     Deferred compensation                                   (721)         (769)
                                                        ----------    ----------
       Total stockholders' equity                          81,624        84,045
                                                        ----------    ----------
                                                        $ 110,738     $ 111,977
                                                        ----------    ----------
                                                        ----------    ----------

* December 31, 1996 has been restated to reflect the merger of the Company and SpeedSim, Inc., which was accounted for as a pooling of interests.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        QUICKTURN DESIGN SYSTEMS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (AMOUNTS IN THOUSANDS)



                                                         Three Months Ended
                                                              March 31,
                                                      -------------------------
                                                         1997           1996*
                                                      -----------    ----------
                                                      (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                       $ (2,118)     $  2,744
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities
     Depreciation and amortization                         1,906         1,902
     Amortization of deferred compensation                    48           ---
     Write down of inventories                             1,136            (2)

Changes in current assets and liabilities
     Accounts receivable                                     100         5,073
     Inventories                                          (5,158)       (1,851)
     Prepaid expenses and other current assets               365          (213)
     Accounts payable and accrued liabilities                (13)       (4,763)
     Deferred revenue                                      1,736         5,035
                                                        ---------     ---------
        Net cash provided by (used in) operating
           activities                                     (1,998)        7,925
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of fixed assets                          (1,137)       (1,061)
     Sale of marketable securities                         5,040         8,002
     Purchase of marketable securities                   (12,875)       (9,657)
     Increase (decrease) in other assets                     396        (1,523)
                                                        ---------     ---------
        Net cash used in investing activities             (8,576)       (4,239)
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Payments of long term debt                             (541)         (875)
     Proceeds from stock issuances                           350           870
                                                        ---------     ---------
        Net cash used in financing activities               (191)           (5)
                                                        ---------     ---------

Effect of exchange rate changes on cash and cash
  equivalents                                               (563)          ---

Net increase (decrease) in cash and cash equivalents     (11,328)        3,681

Cash and cash equivalents at beginning of period          25,790        17,658
                                                        ---------     ---------
Cash and cash equivalents at end of period              $ 14,462      $ 21,339
                                                        ---------     ---------
                                                        ---------     ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for
       Interest                                         $    116      $    131
       Income taxes                                     $  2,284      $  3,993

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
     Unrealized holding loss on marketable securities   $    138      $    136


* Q1 1996 has been restated to reflect the merger of the Company and SpeedSim, Inc., which was accounted for as a pooling of interests.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         QUICKTURN DESIGN SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements are unaudited (except for the balance sheet information as of December 31, 1996, which is derived from the Company's audited financial statements) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's 1996 Annual Report to Stockholders. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997, or any future interim period.

2.  Inventories comprise:  (in thousands)

                                March 31,     December 31,
                                  1997            1996
                               -----------    ------------
                               (unaudited)

Raw materials                    $  9,702       $  8,431
Work in process                     4,461          1,710
                                 --------       --------
                                 $ 14,163       $ 10,141
                                 --------       --------
                                 --------       --------

3. Reclassification: Certain prior year amounts have been reclassified to conform to the current year presentation.

4. SpeedSim Merger: On February 7, 1997, the Company acquired SpeedSim, Inc. ("SpeedSim"), a provider of cycle-based simulation software for the verification of digital logic designs (the "SpeedSim Merger"), for 2.8 million shares of Quickturn common stock. The acquisition was accounted for as a pooling of interests. The Company incurred direct transaction costs of at least $1.2 million associated with the acquisition, which have been charged to operations during the quarter ended March 31, 1997. All financial information herein has been restated to include the operations of SpeedSim.

5. Recent Accounting Pronouncements: In February 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 supercedes Accounting Principles Board Opinion No. 15 and is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. SFAS 128 will not have a material impact on the Company's financial position, results of operations or cash flows.

6. Fiscal Year: Effective in 1997, the Company changed its fiscal year to December 31 from a 52-week or 53-week year, ending on the last Sunday in December. The change had no significant impact on the current period results of operations.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

TOTAL REVENUE The Company's 1997 first quarter revenue of $21.4 million represented a 10% decrease compared to the first quarter revenue in the prior fiscal year and was a 30% decrease compared to revenue in the prior quarter. The revenue decrease was primarily attributable to the delay of customer
purchase decisions for the Company's emulation products.   The Company
believes that the delay in such decisions was due to customers reacting to structural changes within their respective segments of the electronics industry and to near term uncertainty generated by new competition. The Company is uncertain about the potential timing of a return to historic order rates. International sales accounted for approximately 23% and 41% of total revenue in the first quarters of the current and prior fiscal years, respectively. The decrease in international sales as a percentage of total revenue was primarily due to decreased sales in Europe and the Asia-Pacific markets excluding Japan. Revenue from most international customers is denominated in U.S. dollars. However, receivables from certain other international customers are denominated in local currencies. Such receivables are hedged, where practicable, by forward exchange contracts to minimize the impact of foreign exchange rate movements on the Company's operating results. See Note 2 of the Notes to Consolidated Financial Statements in the Company's 1996 Annual Report to Stockholders. There can be no assurance that fluctuations in the currency exchange rates in the future will not have a material adverse impact on the receivables derived from foreign currency denominated sales and thus the Company's operating results and financial condition.

Many of the Company's customers order on an as-needed basis and often delay delivery of firm purchase orders until the commencement dates of such customers' development projects are determined. Moreover, a significant portion of the Company's revenue in each quarter generally results from shipments in the last few weeks of the quarter; therefore, a delay in the shipment of a few orders can have a significant impact upon total revenue and results of operations in a given quarter.

A relatively limited number of customers have historically accounted for a substantial portion of the Company's revenue. These customers represent early adopters of emulation technology, typically for the design of complex integrated circuits. In particular, the Company's top ten customers represented 64% and 53% of revenue in the first quarters of 1997 and 1996, respectively. The Company expects that sales of its products to a relatively limited number of customers will continue to account for a high percentage of revenue for the foreseeable future. The loss of a major customer or any reduction in orders by such a customer could have an adverse effect on the Company's financial condition or results of operations.

The Company believes that in the future its results of operations in a quarterly period could be impacted by the timing of customer development projects and related purchase orders for the Company's emulation systems, new product announcements and releases by the Company, and economic conditions generally and in the electronics industry specifically.

GROSS MARGINS
Gross margins were 68% in the first quarter of the current year and 70% in the prior quarter and in the first quarter of the prior year. The decrease in gross margins was primarily due to a smaller revenue base over which to
spread fixed costs and a decreasing average price per logic gate.   The
Company expects competitive pressures to increase in its market from existing companies and new entrants, which among other things could accelerate the trend of such decreasing average price per logic gate. Accordingly, there can be no assurance that the Company will be able to sustain its recent gross margins. Furthermore, to the extent that the Company's cost reduction goals are achieved, any resulting cost savings that are passed on to the Company's customers may also have an adverse effect on gross margins.

RESEARCH AND DEVELOPMENT
Research and development expenses increased by 36% in the first quarter of 1997 compared to the first quarter of the previous year. This increase was primarily attributable to increased staffing, prototype and equipment costs necessary to enhance current products and to develop the next generation emulation and cycle-based simulation products. As a percentage of total revenue, research and development expenses were approximately 27% for the first quarter of the current year and 18% for the first quarter of the
previous year.   The Company expects to continue to invest a significant
amount of its resources in research and development.

SALES AND MARKETING
Sales and marketing expenses increased 19% in the first quarter of 1997 compared to the first quarter of the previous year. This increase was largely due to headcount increases to support both domestic and foreign markets. As a percentage of revenue, sales and marketing expenses were approximately 40% in the first quarter of 1997 compared to approximately 30% in the first quarter of 1996. The Company expects that sales and marketing expenses will continue to increase in absolute dollar amounts as the Company expands its sales and marketing efforts.

GENERAL AND ADMINSTRATIVE
General and administrative expenses increased by 60% in the first quarter of
1997  compared to the first quarter of the previous year.   This increase was
largely due to increased legal costs related to a patent infringement lawsuit filed by the Company in January 1996. See "Part II., Item 1. Legal Proceedings" of this Form 10-Q. As a percentage of revenue, general and administrative expenses were approximately 12% for the first quarter of the current year and 7% for the first quarter of the prior year. The Company expects general and administrative expenses to increase in 1997 due primarily to continued legal costs associated with the lawsuit.

MERGER RELATED COSTS
In connection with its acquisition of SpeedSim, Inc. (the "SpeedSim Merger"), the Company recorded one-time charges of $1.2 million in the first quarter of 1997 that included fees for investment banking, legal and accounting services and other costs of consolidating.

OTHER INCOME, NET
Other income increased by $80,000 in the first quarter of 1997 compared to the same period in 1996 due primarily to an increase in interest income associated with a greater average quarterly balance of cash and cash equivalents and marketable securities.

PROVISION FOR INCOME TAXES
The effective tax rates of 31% for both the three months ended March 31, 1997 and March 31, 1996, respectively, were lower than the statutory federal rate of 35% primarily because of federal and state general business credits, interest income on investments in tax-exempt obligations and benefit from foreign sales corporation.

NET INCOME (LOSS) AND QUARTERLY RESULTS
A net loss of $2.1 million was recorded in the first quarter of 1997 compared to net income of $2.8 million in the first quarter of 1996. This decrease in net income was due primarily to decreased revenue, increased operating expenses and a one-time expense of $1.2 million related to the SpeedSim Merger, partially offset by decreased taxes.

FACTORS AFFECTING OPERATING RESULTS
COMPETITION
The EDA industry is highly competitive and rapidly changing. The Company faces significant competition for emulation-based system-level verification, in addition to competition from traditional design verification methodologies which rely on the approach of building and then testing complete system prototypes. Because of customers' requirements for a design verification methodology which reduces the number of costly design iterations and improves product quality, the Company expects competition in the market for system-level verification to increase as other companies attempt to introduce emulation products and product enhancements. Moreover, the Company competes with companies that have significantly greater financial, technical and marketing resources, greater name recognition and larger installed customer bases than the Company. In addition, many of these competitors have established relationships with current and potential customers of the Company. Increased competition could result in price reductions, reduced margins and loss of market share, all of which could materially adversely affect the Company. The Company believes that the principal competitive factors in the EDA market are quality of results, the mission-critical nature of the technology, technical support, product performance, reputation, price
and support of industry standards.   The Company believes that it currently
competes favorably with respect to these factors. However, there can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

In addition, competitors may resort to litigation as a means of competition. Such litigation may result in substantial costs to the Company and significant diversion of management time. In 1995, Mentor Graphics Corporation, ("Mentor") filed suit against the Company for declarative judgment of noninfringement, invalidity and unenforceability of several of the Company's patents. Six of the Company's patents are now involved in the disputes and the Company has filed counterclaims against Mentor and Mentor's French subsidiary, Meta Systems ("Meta"), for infringement and threatened infringement of those six patents. Furthermore, in January 1996, the Company filed a complaint with the International Trade Commission, seeking to stop unfair importation of hardware logic emulation systems manufactured by Meta on the grounds that such systems infringe the Company's patents. See Note 14 of the Notes to Consolidated Financial Statements in the Company's 1996 Annual Report to Stockholders. Although patent and intellectual property disputes in the EDA industry are often settled through licensing, cross-licensing or similar arrangements, costs associated with such litigation and arrangements may be substantial.

RISKS ASSOCIATED WITH THE SPEEDSIM MERGER
On February 7, 1997, the Company completed the SpeedSim Merger. There can be no assurance that the Company will not incur additional charges in subsequent quarters to reflect costs associated with the SpeedSim Merger or that management will be successful in its efforts to integrate the operations of the acquired company. Although the Company believes the SpeedSim Merger is in the best interest of the Company and its stockholders, there are significant risks associated with these types of transactions, including but not limited to: (i) difficulties in the integration of SpeedSim, (ii) difficulties in maintaining revenue levels during product transitions, (iii) difficulties or delays in achieving product and technology integration benefits, and (iv) increased competition from other software companies. Moreover, SpeedSim is a company in the early stages of development. As a result, the Company believes that the increases in operating expenses associated with the development and integration of these new technologies could, in the near term, greatly exceed any associated increases in revenue which could have an adverse impact on operating results.

OTHER FACTORS
Other factors which could adversely affect the Company's quarterly operating results in the future include efficiencies as they relate to managing inventories and fixed assets, the timing of expenditures in anticipation of increased sales, customer product delivery requirements and shortages of components or labor. Moreover, a significant portion of the Company's total revenue in each quarter generally results from shipments in the last few weeks of the quarter; therefore, a delay in the shipment of a few orders can have a significant impact upon total revenue and results of operations in a given quarter. Additionally, as a significant portion of the Company's total revenue and net income may come from international operations, fluctuations of the U.S. dollar against foreign currencies and the seasonality of Asia-Pacific, European, and other international markets could impact the Company's results of operations and financial condition in a particular quarter.

Due to the factors above, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in total revenue or earnings from levels expected by securities analysts has had and could in the future have an immediate and significant adverse effect on the trading price of the Company's common stock. Additionally, the Company may not learn of such shortfalls until late in a fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents decreased by $11.3 million from December 31, 1996 to March 31, 1997. Net cash used in operations was $2.0 million, due primarily to increased inventory of $4.0 million and net loss of $2.1 million, partially offset by $1.9 million of depreciation and amortization and $1.7 million of increased deferred revenue. Net cash used in investments was $8.6 million due primarily to purchases of marketable securities of $12.9 million, offset by sales of marketable securities of $5.0 million. Net cash used in financing activities was $191,000 due to payments of capital lease obligations of $541,000, offset by proceeds from stock issuances of $350,000.

The Company believes that its cash and cash equivalents, together with its existing credit facility and the cash flows expected to be generated by operations, will be sufficient to meet its anticipated cash needs for working capital, capital expenditures and marketing expansion through at least 1997. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may sell additional equity or debt securities or obtain additional credit facilities.


PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In January 1995, the Company and certain of its officers and directors were named in a securities class action filed in the United States District Court
for the Northern District of California.   In September 1995, the Court
dismissed with prejudice all claims against several defendants, including the Company's outside directors. The Court also dismissed with prejudice many of the allegations and claims asserted against the Company and certain of its officers. The Company believed that it had meritorious defenses to the claims remaining in the action. Nevertheless, in order to avoid further legal expenses and conserve management resources, the Company entered into a
Stipulation of Settlement with plaintiffs in January 1997.   The Company's
contribution to the $2.75 million settlement, net of insurance proceeds, was not material. On April 2, 1997, the Court granted final approval of the settlement as fair, adequate and reasonable to the parties. The Court entered the Final Judgment and Order of Dismissal of the action on April 4, 1997.

Additionally, in January 1996, the Company filed a complaint with the International Trade Commission (the "ITC") in Washington, DC, seeking to stop unfair importation of logic emulation systems manufactured by Meta Systems, a
subsidiary of Mentor.   In the complaint, the Company alleges that Mentor's
hardware logic emulation systems infringe the Company's patents. In July 1996, the ITC Administrative Law Judge issued an Initial Determination granting a Temporary Exclusion Order stopping the importation of Mentor's emulation systems into the U.S., absent the posting of a bond by Mentor. The ITC Initial Determination included a Cease and Desist Order against all sales activities regarding unbonded Mentor emulation products imported into the U.S. In August 1996, the ITC ratified the judges' Initial Determination.
The Company is continuing its legal efforts with the ITC to obtain a permanent Exclusion Order prohibiting the importation of Mentor's emulation products into the U.S. The Company also is engaged in a Federal District Court case with Mentor and Meta involving six of the Company's patents. Mentor and Meta are seeking a declaratory judgment of noninfringement, invalidity and unenforceability of the patents in dispute, and the Company has filed counteractions against Mentor and Meta for infringement and threatened infringement of the six patents. Mentor has also claimed in this Federal District Court case that press releases issued by the Company were defamatory and interfered with Mentor's prospective economic relations. Aptix Corporation also recently filed a suit against the Company alleging various violations of the antitrust laws and unfair competition. The Company does not believe that Mentor's defamation and tortious interference claims or the antitrust and unfair competition claims by Aptix are meritorious and has
mounted vigorous defenses against them.   The outcome of these actions cannot
be predicted with certainty.

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

ITEM 2. CHANGES IN SECURITIES

In connection with the SpeedSim Merger, on February 7, 1997, the Company issued an aggregate of 2,404,346 shares of the Company's Common Stock (the "Merger Shares") to the existing stockholders of SpeedSim in exchange for all of the outstanding shares of capital stock of SpeedSim. The Merger Shares were issued pursuant to the exemption for the registration requirements of the Securities Act of 1933, as amended (the "1933 Act") afforded by Section 4(2) of the 1933 Act. The stockholders of SpeedSim were either accredited or sophisticated investors with access to all relevant information regarding the Company necessary to evaluate the investment and represented to the Company that the shares were being acquired for investment intent.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     Exhibit 11.1:  Statement of computation of earnings per share.

     Exhibit   27:  Financial Data Schedule

(b) REPORT ON FORM 8-K

A Current Report on Form 8-K dated February 7, 1997 was filed with the Securities and Exchange Commission by the Company in the quarter ended March 31, 1997 to report the SpeedSim Merger.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           QUICKTURN DESIGN SYSTEMS, INC.
                                      -------------------------------------
                                                   (Registrant)


Date       May 13, 1997            By:  /s/ Raymond K. Ostby
---------------------------------     --------------------------------------
                                              Raymond K. Ostby,
                                   Vice-President, Finance and Administration,
                                      Chief Financial Officer and Secretary
                                        (Principal Accounting Officer and
                                             Duly Authorized Officer)