Form 10-Q
period 1997-06-30
QUICKTURN DESIGN SYSTEMS INC
filed 1997-08-14
CIK 914252

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-Q
     (Mark One)

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 1997

                                        OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from  __________  to _____________

                       Commission File Number:  0-22738

                          QUICKTURN DESIGN SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)

           DELAWARE                                           77-0159619
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

                440 Clyde Avenue, Mountain View, California 94043 (Address of principal executive offices) (zip code)

        Registrant's telephone number, including area code:  (650) 967-3300

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

                              YES  [X]      NO  [ ]

As of August 4, 1997 there were 17,424,935 shares of the registrant's common stock outstanding.

This quarterly report on Form 10-Q contains 19 pages, of which this is page 1.

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENT

                           QUICKTURN DESIGN SYSTEMS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                    (UNAUDITED)

                                                      Three Months Ended             Six Months Ended
                                                            June 30,                     June 30,
                                                  ------------------------      ------------------------
                                                      1997           1996*          1997          1996*
                                                  ---------      ---------      ---------     ----------
Revenue
  Product revenue                                 $  18,962      $  21,375      $  34,489      $  40,744
  Maintenance and service revenue                     7,476          4,884         13,351          9,383
                                                  ---------      ---------      ---------      ---------
    Total revenue                                    26,438         26,259         47,840         50,127
Cost of revenue
  Cost of product revenue                             7,492          6,440         12,773         12,737
  Cost of maintenance and service revenue               900          1,473          2,453          2,320
                                                  ---------      ---------      ---------      ---------
    Total cost of revenue                             8,392          7,913         15,226         15,057

    Gross profit                                     18,046         18,346         32,614         35,070
                                                  ---------      ---------      ---------      ---------

Operating expenses
  Research and development                            5,884          4,681         11,671          8,948
  Sales and marketing                                 8,787          7,966         17,321         15,153
  General and administrative                          2,849          1,755          5,357          3,318
  Merger related costs                                   --             --          1,200             --
                                                  ---------      ---------      ---------      ---------
    Total operating expenses                         17,520         14,402         35,549         27,419
                                                  ---------      ---------      ---------      ---------

    Operating income (loss)                             526          3,944         (2,935)         7,651

Other income, net                                       518            487            910            799
                                                  ---------      ---------      ---------      ---------
  Net income (loss) before provision for
   (benefit from) income taxes                        1,044          4,431         (2,025)         8,450

Provision for (benefit from) income taxes               324          1,441           (627)         2,716
                                                  ---------      ---------      ---------      ---------
  Net income (loss)                                  $  720       $  2,990      $  (1,398)      $  5,734
                                                  ---------      ---------      ---------      ---------
                                                  ---------      ---------      ---------      ---------

Net income (loss) per share                         $  0.04        $  0.17       $  (0.08)       $  0.32
                                                  ---------      ---------      ---------      ---------
                                                  ---------      ---------      ---------      ---------
Number of shares used in per share calculations      18,025         17,857         16,701         17,651
                                                  ---------      ---------      ---------      ---------
                                                  ---------      ---------      ---------      ---------

           * 1996 has been restated to reflect the February 1997 merger of the Company and SpeedSim, Inc., which was accounted for as a pooling of interests.

            The accompanying notes are an integral part of these
                condensed consolidated financial statements.

                        QUICKTURN DESIGN SYSTEMS,  INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)
                                (unaudited)

                                                    June 30,     December 31,
                                                      1997           1996*
                                                  ----------     ----------
ASSETS
  Current assets
    Cash and cash equivalents                     $  13,024      $  25,790
    Marketable securities                            10,296         10,614
    Accounts receivable,  net of allowance for
      doubtful accounts of $1,840 in 1997 and
      1996                                           20,436         21,768
    Inventories                                      14,017         10,141
    Prepaid expenses and other current assets         2,402          2,991
    Deferred income taxes                             5,871          5,871
                                                  ---------      ---------
      Total current assets                           66,046         77,175
  Marketable securities                              23,759         18,198
  Fixed assets, net                                   8,775         11,243
  Arkos-related assets                               16,500             --
  Deferred income taxes                               2,939          2,939
  Other assets                                        1,255          2,422
                                                  ---------      ---------
                                                  $ 119,274      $ 111,977
                                                  ---------      ---------
                                                  ---------      ---------
LIABILITIES
  Current liabilities
    Current portion of long term debt              $  2,440       $  3,502
    Accounts payable                                  1,509            894
    Accrued liabilities                              12,380         14,586
    Deferred revenue                                  9,190          8,950
                                                  ---------      ---------
      Total current liabilities                      25,519         27,932
                                                  ---------      ---------

STOCKHOLDERS' EQUITY
    Common stock, $.001 par value:
      Authorized:  20,000,000 shares
      Issued and outstanding: 17,339,937 shares
      in 1997; 16,526,904 shares in 1996                 17             17
    Additional paid-in capital                       88,638         77,545
    Cumulative translation adjustment                   (75)         ---
    Unrealized holding gain (loss) on marketable
      securities                                          3             10
    Retained earnings                                 5,844          7,242
    Deferred compensation                              (672)          (769)
                                                  ---------      ---------
      Total stockholders' equity                     93,755         84,045
                                                  ---------      ---------
                                                  $ 119,274      $ 111,977
                                                  ---------      ---------
                                                  ---------      ---------

* December 31, 1996 has been restated to reflect the February 1997 merger of the Company and SpeedSim, Inc., which was accounted for as a pooling of interests.

            The accompanying notes are an integral part of these
                condensed consolidated financial statements.

                          QUICKTURN DESIGN SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                      Six Months Ended
                                                           June 30,
                                                  ------------------------
                                                     1997           1996*
                                                  ---------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                  $ (1,398)      $  5,734
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating
activities
  Depreciation and amortization                       3,436          4,010
  Amortization of deferred compensation                  97           ---
Changes in current assets and liabilities
  Accounts receivable                                 1,332           (296)
  Inventories                                        (4,593)        (3,642)
  Prepaid expenses and other current assets             589           (671)
  Accounts payable and accrued liabilities           (1,591)         1,325
  Deferred revenue                                      241          5,885
                                                   --------       --------
   Net cash provided by (used in) operating
    activities                                       (1,887)        12,345
                                                   --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of fixed assets                        (2,066)        (2,411)
  Sale of marketable securities                       8,055          9,502
  Purchase of marketable securities                 (13,480)       (10,904)
  Purchase of Arkos assets                           (5,000)          ---
  Increase (decrease) in other assets                 1,157         (1,521)
                                                   --------       --------
   Net cash used in investing activities            (11,334)        (5,334)
                                                   --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of long term debt                         (1,062)        (1,695)
  Proceeds from stock issuances                       1,593          1,104
                                                   --------       --------
   Net cash provided by (used in) financing
   activities                                           531           (591)
                                                   --------       --------
Effect of exchange rate changes on cash and
cash equivalents                                       (76)          ---
Net increase (decrease) in cash and cash
equivalents                                        (12,766)         6,420
Cash and cash equivalents at beginning of
period                                              25,790         17,658
                                                   --------       --------
Cash and cash equivalents at end of period         $ 13,024       $ 24,078
                                                   --------       --------
                                                   --------       --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
  Cash paid during the period for
    Interest                                       $    172       $    240
    Income taxes                                   $  2,384       $  4,400
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES
  Unrealized holding loss on marketable
   securities                                      $      7       $    194
    Accrued costs related to Arkos purchase        $  2,000       $     --
    Common stock and warrants issued in
     Arkos purchase                                $  9,500       $     --

* 1996 has been restated to reflect the February 1997 merger of the Company and SpeedSim, Inc., which was accounted for as a pooling of interests.

            The accompanying notes are an integral part of these
                condensed consolidated financial statements.

                            QUICKTURN DESIGN SYSTEMS, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements are unaudited (except for the balance sheet information as of December 31, 1996, which is derived from audited financial statements after giving effect to restatement for the SpeedSim Merger - See Note 4, below) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's 1996 Annual Report to Stockholders. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997, or any future interim period.

2.  Inventories comprise: (in thousands)

                                              June 30,       December 31,
                                                1997             1996
                                            -----------      ------------
                                            (unaudited)
Raw materials                                 $  6,762          $  8,431
Work in process                                  7,255             1,710
                                              --------          --------
                                              $ 14,017          $ 10,141
                                              --------          --------
                                              --------          --------

3. Reclassification: Certain prior year amounts have been reclassified to conform to the current year presentation.

4. SpeedSim Merger: In February 1997, the Company acquired SpeedSim, Inc. ("SpeedSim"), a provider of cycle-based simulation software for the verification of digital logic designs ("the SpeedSim Merger"), for 2.8 million shares of Quickturn common stock. The acquisition was accounted for as a pooling of interests. The Company incurred direct transaction costs of at least $1.2 million associated with the acquisition, which have been charged to operations during the quarter ended March 31, 1997. All financial information herein has been restated to include the operations of SpeedSim.

5. Arkos Acquisition: In June 1997, in an Asset Purchase Agreement among the Company, Synopsys, Inc. ("Synopsys") and Arkos Design, Inc. ("Arkos"), the Company purchased from Synopsys certain assets relating to Synopsys' emulation business, including all the outstanding capital stock of Arkos ("Arkos Acquisition"). The consideration paid by the Company was valued at $14,500,000 and consisted of $5,000,000 cash, 500,000 shares of Quickturn Common Stock and warrants to purchase 1,000,000 shares of Quickturn Common Stock. The exercise price of the warrants is $13.34 per share. The acquisition was accounted for as a purchase. The Company expects to incur certain liabilities and will incur other costs relating to the acquisition of which

$2 million has been accrued as of June 30, 1997. Upon completion of the allocation of the purchase price and determination of the other costs, the Company anticipates charges of $13 to $17 million in the third quarter of 1997. The balance of the purchase price will be amortized over five to seven years.

6. Recent Accounting Pronouncements: In February 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 supercedes Accounting Principles Board Opinion No. 15 and is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. SFAS 128 will not have a material impact on the Company's financial position, results of operations or cash flows.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), REPORTING COMPREHENSIVE INCOME. This statement establishes requirements for disclosure of comprehensive income and becomes effective for the Company for fiscal years beginning after December 15, 1997, with reclassification of earlier financial statements for comparative purposes. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders. The Company is evaluating alternative formats for presenting this information, but does not expect this pronouncement to materially impact the Company's results of operations.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supercedes Statement of Financial Accounting Standards No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE. The new standard becomes effective for fiscal years beginning after December 15, 1997, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.

7. Fiscal Year: Effective in 1997, the Company changed its fiscal year to December 31 from a 52-week or 53-week year, ending on the last Sunday in December. The change had no significant impact on the current period results of operations.

8. Derivatives: The Company uses forward foreign exchange contracts to hedge certain assets denominated in foreign currencies. For these instruments, risk reduction is assessed on a transaction basis and the instruments are designated as, and effective as a hedge and are highly inversely correlated to the hedged item as required by generally accepted accounting principles. Gains and losses on these hedges are included in the carrying amount of the assets and are ultimately recognized in income as part of those carrying amounts. If a hedging instrument ceases to qualify as a hedge, any subsequent gains and losses are recognized currently in income. The Company does not use any derivatives for trading or speculative purposes. If a derivative ceases to qualify for hedge accounting, it is accounted for on a mark to market basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

TOTAL REVENUE
The Company's 1997 second quarter revenue of $26.4 million represented a 1% increase compared to the second quarter revenue in the prior fiscal year and
was a 24% increase compared to revenue in the prior quarter.   Revenue for
the first six months of 1997 of $47.8 million was a decrease of 5% from the first six months of the prior year. The revenue increase in the second quarter of the current year over the first quarter of the current year and the revenue decrease in the first half of the current year compared to the same period last year were primarily attributable to the delay of customer purchase decisions for the Company's emulation products in the first quarter
of 1997.   The Company believes that the delay in such decisions was due to customers reacting to structural changes within their respective segments of the electronics industry, including customer corporate restructurings and management changes that resulted in design project decision delays, and to near term uncertainty in the emulation industry generated by new competition. The Company is uncertain about the potential timing of a return to historic order rates. International sales accounted for approximately 41% and 40% of total revenue in the second quarters of the current and prior fiscal years,
respectively.   For the first six months of the current and prior fiscal
years, international sales were approximately 33% and 41% of total revenue, respectively. The decrease in international sales as a percentage of total revenue in the first half of 1997 was primarily due to decreased sales in Europe in the first quarter of the current year and in the Asia-Pacific markets, excluding Japan, in the first half of the current year. Revenue from most international customers is denominated in U.S. dollars. However, receivables from certain other international customers are denominated in local currencies. Such receivables are hedged, where practicable, by forward exchange contracts to minimize the impact of foreign exchange rate movements on the Company's operating results. There have been no material gains or losses associated with the Company's hedging program. However, there can be no assurance that fluctuations in the currency exchange rates in the future will not have a material adverse impact on the receivables derived from foreign currency denominated sales and thus the Company's operating results and financial condition. See Note 2 of the Notes to Consolidated Financial Statements in the Company's 1996 Annual Report to Stockholders.

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

A relatively limited number of customers have historically accounted for a substantial portion of the Company's revenue. These customers represent early adopters of emulation technology, typically for the design of complex integrated circuits. In particular, the Company's top ten customers represented 53% and 74% of total revenue in the second quarters of 1997 and 1996, respectively. In the first six months of 1997 and 1996, the top ten customers accounted for 43% and 64% of total revenue, respectively. The Company expects that sales of its products to a relatively limited number of customers will continue to account for a high percentage of revenue for the foreseeable future. The loss of a major customer or any reduction in orders by such a customer could have an adverse effect on the Company's financial condition or results of operations. The Company believes that in the future its results of operations in a quarterly period could be impacted by the timing of customer development projects and related purchase orders for the Company's emulation systems, new product announcements and releases by the Company, and economic conditions generally and in the electronics industry specifically.

GROSS MARGINS Gross margins were 68% in both the second and prior quarter of the current year and were 70% in the second quarter of the prior year. Gross margins associated with product revenues were 61% and 66% in the second quarter of the current year and prior quarter of the current year, respectively, and 70% in the second quarter of the prior year. This decrease in product gross margins was due primarily to reductions in price, as measured by the average price that customers pay for verification per logic gate. The Company expects competitive pressures to increase in its market from existing companies and new entrants, which among other things could accelerate the trend of such decreasing average price per logic gate. Gross margins associated with maintenance and service sales were 88% and 74% in the second quarter of the current year and prior quarter of the current year, respectively, compared to 70% in the second quarter of the prior year. The increase in maintenance and service gross margins is due mainly to a larger revenue base of maintenance and service contracts over which to spread fixed costs. There can be no assurance that the Company will be able to sustain its recent gross margins. Furthermore, to the extent that the Company's cost reduction goals are achieved, any resulting cost savings that are passed on to the Company's customers may also have an adverse effect on gross margins.

RESEARCH AND DEVELOPMENT
Research and development expenses increased by 26% in the second quarter of 1997 compared to the second quarter of the previous year. This increase was primarily attributable to increased staffing and prototype and equipment costs necessary to enhance current products and to develop the next generation emulation and cycle-based simulation products. As a percentage of total revenue, research and development expenses were approximately 22% for the second quarter of the current year and 18% for the second quarter of the previous year. For the six month periods in the current and prior fiscal years, research and development expenses were 24% and 18% of total revenue, respectively. The Company expects to continue to invest a significant amount of its resources in research and development.

SALES AND MARKETING
Sales and marketing expenses increased 10% in the second quarter of 1997 compared to the second quarter of the previous year. This increase was largely due to headcount increases to support both domestic and foreign markets. As a percentage of total revenue, sales and marketing expenses were approximately 33% and 30% in the second quarters of the current and prior fiscal years, respectively. For the six month periods in the current and prior year, sales and marketing expenses were 36% and 30% of total revenue, respectively. The Company expects that sales and marketing expenses will continue to increase in absolute dollar amounts as the Company expands its sales and marketing efforts.

GENERAL AND ADMINISTRATIVE
General and administrative expenses increased by 62% in both the second quarter and first half of 1997 compared to the second quarter and first half
of the previous year.   This increase was largely due to increased legal
costs related to a patent infringement lawsuit filed by the Company in January 1996. See "Part II., Item 1. Legal Proceedings" of this Form 10-Q. As a percentage of total revenue, general and administrative expenses were approximately 11% for the second quarter and the first six months of the current year and 7% for the second quarter and first six months of the prior year. The Company expects general and administrative expenses to increase in 1997 due primarily to continued legal costs.

MERGER RELATED COSTS
In connection with its acquisition of SpeedSim, Inc. (the "SpeedSim Merger"), the Company recorded one-time charges of $1.2 million in the first quarter of 1997 that included fees for investment banking, legal and accounting services and other costs of consolidating. In connection with the Company's acquisition of the assets of Arkos (the "Arkos Acquisition"), the Company expects to incur certain liabilities and other costs aggregating $5 million to $7 million. Upon completion of the allocation of the purchase price and determination of other costs, the Company anticipates charges of $13 million to $17 million in the third quarter of 1997. The balance of the purchase price will be amortized over five to seven years. See Note 5 of the Notes to Condensed Consolidated Financial Statements.

OTHER INCOME, NET
Other income, net increased by $31,000 in the first quarter and by $111,000 in the first six months of 1997 compared to the same three and six month periods in 1996 due primarily to an increase in interest income associated with a greater average quarterly balance of cash and cash equivalents and marketable securities.

PROVISION FOR INCOME TAXES
The effective tax rates of 31% for both the three and six months ended June 30, 1997 and the effective tax rates of 32% for both the three and six months ended June 30, 1996 were lower than the statutory federal rate of 35% primarily because of federal and state general business credits, interest income on investments in tax-exempt obligations and benefit from foreign sales corporation.

NET INCOME (LOSS) AND QUARTERLY RESULTS
Net income of $720,000 represented a 76% decrease in the second quarter of 1997 compared to net income in the second quarter of 1996. This decrease in net income was due primarily to increased operating expenses, partially offset by decreased taxes.

FACTORS AFFECTING OPERATING RESULTS

COMPETITION

The EDA industry is highly competitive and rapidly changing. The Company faces significant competition for emulation-based system-level verification and cycle-based simulation, in addition to competition from traditional design verification methodologies which rely on the approach of building and then testing complete system prototypes. Because of customers' requirements for a design verification methodology which reduces the number of costly design iterations and improves product quality, the Company expects competition in the market for system-level verification and cycle-based simulation to increase as other companies attempt to introduce emulation and cycle-based simulation products and product enhancements. Moreover, the Company competes with companies that have significantly greater financial, technical and marketing resources, greater name recognition and larger installed customer bases than the Company. In addition, many of these competitors have established relationships with current and potential customers of the Company. Increased competition could result in price reductions, reduced margins and loss of market share, all of which could materially adversely affect the Company. The Company believes that the principal competitive factors in the EDA market are quality of results, the mission-critical nature of the technology, technical support, product performance, reputation, price and support of industry standards. The Company believes that it currently competes favorably with respect to these factors. However, there can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

In addition, competitors may resort to litigation as a means of competition. Such litigation may result in substantial costs to the Company and significant diversion of management time. In 1995, Mentor Graphics Corporation, ("Mentor") filed suit against the Company for declarative judgment of non-infringement, invalidity and unenforceability of several of the Company's patents. Six of the Company's patents are now involved in the disputes and the Company has filed counterclaims against Mentor and Mentor's French subsidiary, Meta Systems ("Meta"), for infringement and threatened infringement of those six patents. Furthermore, in January 1996, the Company filed a complaint with the International Trade Commission, seeking to stop unfair importation of hardware logic emulation systems manufactured by Meta on the grounds that such systems infringe the Company's patents. See Part II, Item 1 below, for a more detailed discussion of these litigation matters. See Note 14 of the Notes to Consolidated Financial Statements in the Company's 1996 Annual Report to Stockholders. Although patent and intellectual property disputes in the EDA industry are often settled through licensing, cross-licensing or similar arrangements, costs associated with such litigation and arrangements may be substantial.

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

RISKS ASSOCIATED WITH THE ARKOS ACQUISITION
On June 14, 1997, the Company completed the Arkos Acquisition. There can be no assurance that, in addition to anticipated charges of $13 million to $17 million in the third quarter of 1997, the Company will not incur charges in subsequent quarters to reflect costs associated with the Arkos Acquisition or that management will be successful in its efforts to transition existing Synopsys customers using the Arkos product to Quickturn products. Although
the  Company believes  the  Arkos  Acquisition  is  in  the  best   interest
of the Company and its stockholders, there are significant risks associated with these types of transactions, including but not limited to: (i) difficulties in the transition of customer projects from Arkos to Quickturn products, (ii) difficulties in maintaining revenue levels during product transitions, (iii) difficulties or delays in achieving product and technology integration benefits, and (iv) increased competition from other companies.

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

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents decreased by $12.8 million from December 31, 1996 to June 30, 1997.  Net cash used in operations was $1.9 million, due primarily to increased inventory of $4.6 million, partially offset by $3.4 million of depreciation and amortization. Net cash used in investments was $11.3 million due primarily to purchases of marketable securities of $13.5 million and the purchase of the Arkos assets of $5.0 million, offset by sales
of   marketable securities    of $8.0 million.   Net cash provided by
financing activities was $531,000 due to proceeds from stock issuance of $1.6 million, offset by payments of capital lease obligations of $1.1 million.

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

Additionally, in January 1996, the Company filed a complaint with the International Trade Commission (the "ITC") in Washington, DC, seeking to stop unfair importation of logic emulation systems manufactured by Meta Systems, a
subsidiary of Mentor.   In the complaint, the Company alleges that Mentor's
hardware logic emulation systems infringe the Company's patents. In July 1996, the ITC Administrative Law Judge issued an Initial Determination granting a Temporary Exclusion Order stopping the importation of Mentor's emulation systems into the U.S., absent the posting of a bond by Mentor. The ITC Initial Determination included a Cease and Desist Order against all sales activities regarding unbonded Mentor emulation products imported into the U.S. In August 1996, the ITC ratified the judges' Initial Determination. Mentor and Meta have appealed the Temporary Exclusion Order to the Federal Circuit Court of Appeals, asking that the ITC's Interpretation of Quickturn's patent claims be overturned. A decision on this appeal is expected in the next several months. Meanwhile, on August 1, 1997, the ITC Administrative Law Judge issued an Initial Determination that Mentor's SimExpress emulation systems and components, including software components, infringe five of the Company's patents. The Administrative Law Judge recommended that the ITC issue a Permanent Exclusion Order prohibiting the importation of infringing SimExpress systems and components. He further recommended that the ITC issue a Cease and Desist Order prohibiting Mentor from distributing any SimExpress software of non-U.S. origin in the United States. The ITC has until December 1, 1997, to act upon the Administrative Law Judge's recommendations, after which the President will have 60 days to review the ITC's actions.

The Company also is engaged in a Federal District Court case with Mentor and Meta involving six of the Company's patents. Mentor and Meta are seeking a declaratory judgment of noninfringement, invalidity and unenforceability of the patents in dispute, and the Company has filed counteractions against Mentor and Meta for infringement and threatened infringement of the six patents. Mentor has also claimed in this Federal District Court case that press releases issued by the Company were defamatory and interfered with Mentor's prospective economic relations. On August 1, 1997, the U.S. District Court in Oregon granted Quickturn's motion for a preliminary injunction against Mentor's domestic emulation activities. Quickturn's motion asked the District Court to prohibit Mentor from manufacturing, assembling, marketing, loaning or otherwise distributing emulation products and components in the United States, which products and components infringe certain claims in Quickturn's U.S. Patent No. 5,036,473. An Order defining the exact scope of the preliminary injunction to be entered against Mentor is expected to issue shortly.

Aptix Corporation ("Aptix") also filed a suit against the Company alleging various violations of the antitrust laws and unfair competition. The Company does not believe that Mentor's defamation and tortious interference claims or the antitrust and unfair competition claims by Aptix are meritorious and has mounted vigorous defenses against them. The outcome of these actions cannot be predicted with certainty.

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

ITEM 2. CHANGES IN SECURITIES

In connection with the Arkos Acquisition, on June 14, 1997, the Company issued an aggregate of 500,000 shares of the Company's Common Stock (the "Acquisition Shares") to Synopsys in partial consideration for all of the outstanding shares of capital stock of Arkos and certain related assets of Synopsys. The Acquisition Shares were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the "1933 Act") afforded by Section 4(2) of the 1933 Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on April 11, 1997, the following members were elected to the Board of Directors:

                                    Votes                Votes
                                     For                Withheld
                                  ------------------------------
Richard C. Alberding              14,177,410             503,858
Glen M. Antle                     14,178,810             502,458
Michael R. D'Amour                14,126,275             554,993
Yen-Son (Paul) Huang              14,158,071             523,197
Dr. David K. Lam                  14,176,506             504,762
Keith R. Lobo                     14,175,985             505,283

The following proposals were approved at the Company's Annual Meeting:

                                                                                                Votes
                                                         Votes               Votes            Abstained/
                                                          For               Against           Not Voted
                                                    ----------------------------------------------------
1.  Amendment to the Company's Certificate
    of Incorporation increasing the number of
    authorized shares of Common Stock from
    20,000,000 to 40,000,000 shares.                   14,123,636            529,675             29,957

2.  Adoption of the Company's 1997 Stock
    Option Plan and the reservation of
    1,000,000 shares of Common Stock
    thereunder.                                         5,988,508           4,749,991         3,942,769

3.  Amendment to the Employee Qualified
    Stock Purchase Plan to increase the number
    of shares of Common Stock reserved for
    issuance thereunder by 750,000 shares.              8,013,283           3,364,804         3,303,181

4.  Ratification of appointment of
    Coopers & Lybrand L.L.P. as
    independent auditors.                              14,638,900              27,398            14,970

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit 11.1:  Statement of computation of earnings per share.

    Exhibit   27:  Financial Data Schedule

(b) REPORT ON FORM 8-K

A Current Report on Form 8-K dated April 9, 1997 was filed with the Securities and Exchange Commission ("SEC") by the Company in the quarter ended June 30, 1997 in connection with the Company's earnings announcement for the first quarter of 1997.

A Current Report on Form 8-K dated June 14, 1997 was filed with the SEC by the Company in the quarter ended June 30, 1997 in connection with the Arkos acquisition.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        QUICKTURN DESIGN SYSTEMS, INC.
                                    --------------------------------------
                                                 (Registrant)

Date  August 13, 1997               By:       /s/ Raymond K. Ostby
    --------------------               -----------------------------------
                                                  Raymond K. Ostby,
                                    Vice-President, Finance and Administration,
                                       Chief Financial Officer and Secretary
                                         (Principal Accounting Officer and
                                              Duly Authorized Officer)