Form 10-Q
period 1997-09-30
QUICKTURN DESIGN SYSTEMS INC
filed 1997-11-14
CIK 914252

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1997

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


              55 W. Trimble Road, San Jose, California 95131
            (Address of principal executive offices) (zip code)

   Registrant's telephone number, including area code: (408) 914-6000

              440 Clyde Avenue, Mountain View, California 94043
            -----------------------------------------------------
         (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              YES     [ X ]                   NO     [     ]

As of November 4, 1997 there were 17,572,744 shares of the registrant's common stock outstanding.

This quarterly report on Form 10-Q contains 18 pages, of which this is page 1.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                     QUICKTURN DESIGN SYSTEMS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                             (UNAUDITED)


                                                     Three Months Ended            Nine Months Ended
                                                        September 30,                 September 30,
                                                  -------------------------     -------------------------
                                                     1997           1996*          1997           1996*
                                                  ----------     ----------     ----------     ----------
Revenue
    Product revenue                               $  22,174      $  23,134      $  56,663      $  63,878
    Maintenance and service revenue                   7,890          5,653         21,241         15,036
                                                  ----------     ----------     ----------     ----------
         Total revenue                               30,064         28,787         77,904         78,914

Cost of revenue
    Cost of product revenue                           6,420          6,816         19,193         19,553
    Cost of maintenance and service revenue           2,393          1,666          4,846          3,986
                                                  ----------     ----------     ----------     ----------
         Total cost of revenue                        8,813          8,482         24,039         23,539

         Gross profit                                21,251         20,305         53,865         55,375

Operating expenses
    Research and development                          5,884          5,158         17,555         14,106
    Sales and marketing                               9,389          8,318         26,710         23,471
    General and administrative                        3,034          1,790          8,391          5,108
    Acquisition and merger related costs             18,031            ---         19,231            ---
                                                  ----------     ----------     ----------     ----------
         Total operating expenses                    36,338         15,266         71,887         42,685

         Operating income (loss)                    (15,087)         5,039        (18,022)        12,690

Other income, net                                       636            533          1,546          1,332
                                                  ----------     ----------     ----------     ----------
    Net income (loss) before provision for
     (benefit from) income taxes                    (14,451)         5,572        (16,476)        14,022

Provision for (benefit from) income taxes            (6,925)         1,700         (7,552)         4,416
                                                  ----------     ----------     ----------     ----------
    Net income (loss)                             $  (7,526)      $  3,872      $  (8,924)      $  9,606
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------


Net income (loss) per share                        $  (0.43)       $  0.22       $  (0.53)       $  0.54
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------
Number of shares used in per share calculations      17,462         17,967         16,954         17,756
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------

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

                           QUICKTURN DESIGN SYSTEMS,  INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                       (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)
                                     (UNAUDITED)


                                                           September 30,  December 31,
                                                                1997          1996*
                                                           -------------  ------------
ASSETS
  Current assets
    Cash and cash equivalents                               $  17,390     $  25,790
    Marketable securities                                      16,223        10,614
    Accounts receivable, net of allowance for doubtful
      accounts of $1,840 in 1997 and 1996                      25,531        21,768
    Inventories                                                10,168        10,141
    Prepaid expenses and other current assets                   2,664         2,991
    Deferred income taxes                                       5,871         5,871
                                                            ----------    ----------
      Total current assets                                     77,847        77,175
  Marketable securities                                        16,837        18,198
  Fixed assets, net                                            10,360        11,243
  Deferred income taxes                                         9,864         2,939
  Other assets                                                  1,669         2,422
                                                            ----------    ----------
                                                            $ 116,577     $ 111,977
                                                            ----------    ----------
                                                            ----------    ----------
LIABILITIES
  Current liabilities
    Current portion of long term debt                       $   1,437     $   3,502
    Accounts payable                                            4,814           894
    Accrued liabilities                                        15,138        14,586
    Deferred revenue                                            7,680         8,950
                                                            ----------    ----------
      Total current liabilities                                29,069        27,932
                                                            ----------    ----------

STOCKHOLDERS' EQUITY
    Common stock, $.001 par value:
      Authorized:  40,000,000 shares
      Issued and outstanding: 17,532,455 shares in 1997;
      16,526,904 shares in 1996                                    18            17
    Additional paid-in capital                                 90,018        77,545
    Cumulative translation adjustment                            (301)         ---
    Unrealized holding gain on marketable securities               78            10
    Retained earnings (accumulated deficit)                    (1,682)        7,242
    Deferred compensation                                        (623)         (769)
                                                            ----------    ----------
      Total stockholders' equity                               87,508        84,045
                                                            ----------    ----------
                                                            $ 116,577     $ 111,977
                                                            ----------    ----------
                                                            ----------    ----------

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

                            QUICKTURN DESIGN SYSTEMS, INC.
                   Condensed Consolidated Statements of Cash Flows
                                (AMOUNTS IN THOUSANDS)
                                     (UNAUDITED)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                      --------------------------
                                                                         1997           1996*
                                                                      -----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                     $  (8,924)      $  9,606
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities
   Depreciation and amortization                                          6,075          5,872
   Amortization of deferred compensation                                    146           ---
   Write off of Arkos acquisition                                        18,031           ---

Changes in current assets and liabilities
   Accounts receivable                                                   (3,763)         1,546
   Inventories                                                           (4,199)        (2,254)
   Prepaid expenses and other current assets                                327           (282)
   Deferred tax asset                                                    (6,925)          ---
   Accounts payable and accrued liabilities                               4,472         (1,340)
   Deferred revenue                                                      (1,270)         6,328
                                                                      -----------     ----------
     Net cash provided by operating activities                            3,970         19,476
                                                                      -----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of fixed assets                                           (5,077)        (4,537)
   Sale of marketable securities                                         12,055         16,102
   Purchase of marketable securities                                    (16,235)       (16,865)
   Purchase of Arkos                                                     (5,000)          ---
   Increase (decrease) in other assets                                    1,279          1,510
                                                                      -----------     ----------
     Net cash used in investing activities                              (12,978)        (6,810)
                                                                      -----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments of long term debt                                            (2,065)        (3,072)
   Proceeds from stock issuances                                          2,974          2,173
                                                                      -----------     ----------
     Net cash provided by (used in) financing activities                    909           (899)
                                                                      -----------     ----------

Effect of exchange rate changes on cash and cash equivalents               (301)          ---

Net increase (decrease) in cash and cash equivalents                     (8,400)        11,767

Cash and cash equivalents at beginning of period                         25,790         17,658
                                                                      -----------     ----------
Cash and cash equivalents at end of period                            $  17,390       $ 29,425
                                                                      -----------     ----------
                                                                      -----------     ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for
     Interest                                                         $     232       $    355
     Income taxes                                                     $   2,494       $  4,607

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
   Unrealized holding loss (gain) on marketable securities            $     (68)      $    162
   Increase in inventory reserves related to Arkos purchase           $   4,172       $   ---
   Assets acquired in Arkos purchase                                  $     641       $   ---
   Common stock and warrants issued in Arkos purchase                 $   9,500       $   ---



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

                            QUICKTURN DESIGN SYSTEMS, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements are unaudited (except for the balance sheet information as of December 31, 1996, which is derived from audited financial statements after giving effect to restatement for the SpeedSim Merger-see Note 4, below) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1996 Annual Report to Stockholders. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997, or any future interim period.

2.  Inventories comprise:  (in thousands)

                                          September 30,  December 31,
                                              1997           1996
                                          -------------  ------------
                                           (unaudited)
Raw materials                               $  5,136       $  8,431
Work in process                                5,032          1,710
                                            ---------      ---------
                                            $ 10,168       $ 10,141
                                            ---------      ---------
                                            ---------      ---------

3. Reclassification: Certain prior year amounts have been reclassified to conform to the current year presentation.

4. SpeedSim Merger: In February 1997, the Company acquired SpeedSim, Inc. ("SpeedSim"), a provider of cycle-based simulation software for the verification of digital logic designs (the "SpeedSim Merger"), for 2.8 million shares of Quickturn common stock. The acquisition was accounted for as a pooling of interests. The Company incurred direct transaction costs of approximately $1.2 million associated with the acquisition, which were charged to operations during the quarter ended March 31, 1997. All financial information herein has been restated to include the operations of SpeedSim.

5. Arkos Acquisition: In June 1997, pursuant to an Asset Purchase Agreement among the Company, Synopsys, Inc. ("Synopsys") and Arkos Design, Inc. ("Arkos"), the Company purchased from Synopsys certain assets relating to Synopsys' emulation business, including all the outstanding capital stock of Arkos (the "Arkos Acquisition"). The consideration paid by the Company was valued at $14,500,000 and consisted of $5,000,000 cash, 500,000 shares of Quickturn Common Stock and warrants to purchase 1,000,000 shares of Quickturn

Common Stock. The exercise price of the warrants is $13.34 per share. The acquisition was accounted for as a purchase. The Company recognized charges of $18.0 million in the third quarter of 1997, which represented a write off of the portion of the purchase price which was allocated to in-process research and development and marketing rights, the accrual of certain liabilities incurred in connection with the acquisition and other costs related to the acquisition. The balance of the purchase price, consisting of intellectual property of $541,000 and fixed assets of $100,000, will be amortized over three to five years.

6. Recent Accounting Pronouncements: In February 1997, The Financial Accounting Standards Board issued STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 128 ("SFAS 128"), EARNINGS PER SHARE, which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 supercedes ACCOUNTING PRINCIPLES BOARD OPINION NO. 15 and is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. SFAS 128 will not have a material impact on the Company's financial position, results of operations, cash flows or earnings per share.

In June 1997, the Financial Accounting Standards Board issued STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 130 ("SFAS 130"), REPORTING COMPREHENSIVE INCOME. This statement establishes requirements for disclosure of comprehensive income and becomes effective for the Company for fiscal years beginning after December 15, 1997, with reclassification of earlier financial statements for comparative purposes. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders. The Company is evaluating alternative formats for presenting this information, but does not expect this pronouncement to materially impact the Company's results of operations.

In June 1997, the Financial Accounting Standards Board issued STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 131 ("SFAS 131"), DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supercedes STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE. The new standard becomes effective for fiscal years beginning after December 15, 1997, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.

7. Fiscal Year: Effective in 1997, the Company changed its fiscal year to December 31 from a 52-week or 53-week year, ending on the last Sunday in December. The change had no significant impact on the current period results of operations.

8. Derivatives: The Company uses forward foreign exchange contracts to hedge certain assets denominated in foreign currencies. For these instruments, risk reduction is assessed on a transaction basis and the instruments are designated and effective as a hedge and are highly inversely correlated to the hedged item as required by generally accepted accounting principles. Gains and losses on these hedges are included in the carrying amount of the assets and are ultimately recognized in income as part of those carrying amounts. If a hedging instrument ceases to qualify as a hedge, any subsequent gains and losses are recognized currently in income. The Company does not use any derivatives for trading or speculative purposes. If a derivative ceases to qualify for hedge accounting, it is accounted for on a mark to market basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

TOTAL REVENUE

The Company's 1997 third quarter revenue of $30.1 million represented a 4% increase compared to the third quarter revenue in the prior fiscal year and a
14% increase compared to revenue in the second quarter of 1997.   Revenue for
the first nine months of 1997 of $77.9 million was a decrease of 1% from the first nine months of the prior year. The revenue increase in the third quarter of the current year over the second quarter of the current year was primarily attributable to increased total sales volume of emulation capacity, as represented by the number of gates of verification capacity purchased by the customer. The revenue decrease in the first nine months of the current year compared to the same period last year was primarily attributable to the delay of customer purchase decisions for the Company's emulation products in the first quarter of 1997. The Company believes that the delay in purchase decisions was due to customers reacting to structural changes within their respective segments of the electronics industry, including customer corporate restructurings and management changes that resulted in design project decision delays, and to near term uncertainty in the emulation industry generated by new competition in the Company's market. As compared to the third quarter and first nine months of 1996, product revenue for the third quarter and first nine months of 1997 decreased 4% and 11%, respectively, due primarily to the delay of customer purchase decisions as discussed above. Maintenance and engineering services revenue increased 40% and 41% over the third quarter and first nine months of 1996, respectively. The increase in maintenance and service revenue is primarily attributable to a larger number of maintenance contracts on customers' installed systems and to increased sales of the Company's custom engineering services. International sales accounted for approximately 35% and 19% of total revenue in the third
quarters of the current and prior fiscal years, respectively.   For the first
nine months of the current and prior fiscal years, international sales were approximately 34% and 33% of total revenue, respectively. The increases in international sales as a percentage of total revenue in the third quarter and first nine months of 1997 were primarily due to increased volume of emulation sales in Japan. Revenue from most international customers is denominated in U.S. dollars. However, receivables from certain other international customers are denominated in local currencies. Such receivables are hedged, where practicable, by forward exchange contracts to minimize the impact of foreign exchange rate movements on the Company's operating results. There have been no material gains or losses associated with the Company's hedging program. However, there can be no assurance that fluctuations in the currency exchange rates in the future will not have a material adverse impact on the receivables derived from foreign currency denominated sales and thus the Company's operating results and financial condition. See Note 2 of the Notes to Consolidated Financial Statements in the Company's 1996 Annual Report to Stockholders.

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

A relatively limited number of customers have historically accounted for a substantial portion of the Company's revenue. These customers represent early adopters of emulation technology, typically for the design of complex integrated circuits. In particular, the Company's top ten customers represented 58% of total revenue in the third quarters of both 1997 and 1996. In the first nine months of 1997 and 1996, the top ten customers accounted for 44% and 52% of total revenue, respectively. The Company expects that sales of its products to a relatively limited number of customers will continue to account for a high percentage of revenue for the foreseeable future. The loss of a major customer or any reduction in orders by such a customer could have an adverse effect on the Company's financial condition or results of operations. The Company believes that in the future its results of operations in a quarterly period could be impacted by the timing of customer development projects and related purchase orders for the Company's emulation systems, new product announcements and releases by the Company, and economic conditions generally and in the electronics industry specifically.

GROSS MARGINS

Gross margins were 71% and 68% in the third quarter and second quarter of the current year, respectively, and were 71% in the third quarter of the prior year. Gross margins associated with product revenues were 71% and 61% in the third quarter and second quarter of the current year, respectively, and 71% in the third quarter of the prior year. The increase in product gross margins in the third quarter as compared to the second quarter was due primarily to a larger revenue base in the quarter over which to spread fixed manufacturing costs. There can be no assurance that this increase can be maintained as the Company expects competitive pressures to increase in its market from existing companies and new entrants. Maintenance and service gross margins were 70% and 88% in the third and second quarter of the current year, respectively, compared to 71% in the third quarter of the prior year. The decrease in maintenance and service gross margins in the third quarter was due mainly to an increase in field support required to service new and existing contracts. There can be no assurance that the Company will be able to sustain its recent gross margins. Furthermore, to the extent that the Company's cost reduction goals are achieved, any resulting cost savings that are passed on to the Company's customers may also have an adverse effect on gross margins.

RESEARCH AND DEVELOPMENT

Research and development expenses increased by 14% in the third quarter of 1997 compared to the third quarter of the previous year. This increase was primarily attributable to increased staffing and prototype and equipment costs necessary to enhance current products and to develop the next generation emulation and cycle-based simulation products. As a percentage of total revenue, research and development expenses were approximately 20% for the third quarter of the current year and 18% for the third quarter of the previous year. For the nine month periods in the current and prior fiscal years, research and development expenses were 23% and 18% of total revenue, respectively. The Company expects to continue to invest a significant amount of its resources in research and development.

SALES AND MARKETING

Sales and marketing expenses increased 13% in the third quarter of 1997 compared to the third quarter of the previous year. This increase was largely due to headcount increases to support both domestic and foreign markets. As a percentage of total revenue, sales and marketing expenses were approximately 31% and 29% in the third quarters of the current and prior fiscal years, respectively. For the nine month periods in the current and prior year, sales and marketing expenses were 34% and 30% of total revenue, respectively. The Company expects that sales and marketing expenses will continue to increase in dollar amounts as the Company expands its sales and marketing efforts.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased by 69% in the third quarter of 1997 compared to the third quarter of the previous year. This increase was largely due to increased legal costs related to a patent infringement lawsuit filed by the Company in January 1996. See "Part II., Item 1. Legal Proceedings" of this Form 10-Q. As a percentage of total revenue, general and administrative expenses were approximately 10% and 11% for the third quarter and the first nine months of the current year, respectively, and 6% for the third quarter and first nine months of the prior year. The Company expects general and administrative expenses to increase in 1997 due primarily to continued legal costs.

ACQUISITION AND MERGER RELATED COSTS

In connection with its merger with SpeedSim, Inc. (the "SpeedSim Merger"), the Company recorded one-time charges of $1.2 million in the first quarter of 1997 that included fees for investment banking, legal and accounting services and other costs of consolidating. In connection with the Company's acquisition of the assets of Arkos (the "Arkos Acquisition"), the Company incurred charges of $18.0 million in the third quarter of 1997 representing the allocation of the purchase price and the accrual of certain liabilities and other costs. The balance of the purchase price will be amortized over three to five years. See Note 5 of the Notes to Condensed Consolidated Financial Statements.

OTHER INCOME, NET

Other income, net increased by $103,000 in the third quarter and by $214,000 in the first nine months of 1997 compared to the third quarter and nine month periods in 1996, respectively, due primarily to reduced interest expenses related to the decreased level of debt associated with maturing equipment leases.

PROVISION FOR INCOME TAXES

The effective tax rates of 48% and 46% for the three and nine months ended September 30, 1997, respectively, reflect a tax benefit in excess of the federal statutory rate of 35% primarily because of federal and state general business credits and interest income on investments in tax-exempt
obligations.   The effective tax rate of 31% for both the three and nine
months ended September 30, 1996 were lower than the statutory federal rate of 35% primarily because of federal and state general business credits, interest income on investments in tax-exempt obligations and benefit from foreign sales corporation.

NET INCOME (LOSS) AND QUARTERLY RESULTS

Net loss in the third quarter of 1997 was $7.5 million which included one-time charges for the Arkos Acquisition. Net income in the third quarter without the charges for the Arkos Acquisition and its related income tax benefit was $2.5 million, compared to net income of $3.9 million in the third quarter of 1996. This decrease in net income without the charges for the Arkos Acquisition was due primarily to an increase in operating expenses.

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

In addition, competitors may resort to litigation as a means of competition. Such litigation may result in substantial costs to the Company and significant diversion of management time. In 1995, Mentor Graphics Corporation, ("Mentor") filed suit against the Company for declarative judgment of non-infringement, invalidity and unenforceability of several of the Company's patents. Six of the Company's patents are now involved in the disputes and the Company has filed counterclaims against Mentor and Mentor's French subsidiary, Meta Systems ("Meta"), for infringement and threatened infringement of those six patents. Furthermore, in January 1996, the Company filed a complaint with the International Trade Commission, seeking to stop unfair importation of hardware logic emulation systems manufactured by Meta
on the grounds that such systems  infringe the  Company's  patents.   See
Part II, Item 1 below, for a more detailed discussion  of  these and  other
litigation matters.    See  Note  14  of  the  Notes to Consolidated
Financial Statements in the Company's 1996 Annual Report to Stockholders. Although patent and intellectual property disputes in the EDA industry are often settled through licensing, cross-licensing or similar arrangements, costs associated with such litigation and arrangements may be substantial.

RISKS ASSOCIATED WITH THE SPEEDSIM MERGER

On February 7, 1997, the Company completed the SpeedSim Merger. There can be no assurance that the Company will not incur additional charges in subsequent quarters to reflect costs associated with the SpeedSim Merger or that management will be successful in its efforts to integrate the operations of the merged companies. Although the Company believes the SpeedSim Merger is in the best interest of the Company and its stockholders, there are significant risks associated with these types of transactions, including but
not limited to: (i) difficulties in the  integration   of SpeedSim, (ii)
difficulties in maintaining revenue levels during product transitions, (iii) difficulties or delays in achieving product and technology integration benefits, and (iv) increased competition from other software companies. Moreover, SpeedSim is a company in the early stages of development. As a result, the Company believes that the increases in operating expenses associated with the development and integration of these new technologies could, in the near term, greatly exceed any associated increases in revenue which could have an adverse impact on operating results.

RISKS ASSOCIATED WITH THE ARKOS ACQUISITION

On June 14, 1997, the Company completed the Arkos Acquisition.   There can be
no assurance that, in addition to the $18.0 million charge recognized in the third quarter of 1997, the Company will not incur charges in subsequent quarters to reflect costs associated with the Arkos Acquisition or that management will be successful in its efforts to transition existing Synopsys customers using the Arkos product to Quickturn products. Although the
Company  believes  the Arkos  Acquisition  is  in  the  best   interest  of
the Company and its stockholders, there are significant risks associated with these types of transactions, including but not limited to: (i) difficulties in the transition of customer projects from Arkos to Quickturn products, (ii) difficulties in maintaining revenue levels during product transitions, (iii) difficulties or delays in achieving product and technology integration benefits, and (iv) increased competition from other companies.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $8.4 million from December 31, 1996 to September 30, 1997. Net cash provided by operations was $4.0 million, due primarily to $18.0 million write off of the Arkos acquisition, net of income taxes and $6.0 million of depreciation and amortization, partially offset by a net loss of $8.9 million, increased deferred tax asset of $6.9 million and increased inventories of $4.2 million. Net cash used in investing activities was $13.0 million due primarily to purchases of marketable securities of $16.2 million, the cash paid for the purchase of fixed assets of $5.1 million and the purchase of Arkos assets of $5.0 million, offset by sales of
marketable securities of $12.1 million.   Net cash provided by financing
activities was $909,000 due to proceeds from stock issuance of $3.0 million, offset by payments of capital lease obligations of $2.1 million.

The Company believes that its cash and cash equivalents, together with its existing credit facility and the cash flows expected to be generated by operations, will be sufficient to meet its anticipated cash needs for working capital, capital expenditures and marketing expansion through at least 1998. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may sell additional equity or debt securities or obtain additional credit facilities.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In January 1996, the Company filed a complaint with the International Trade Commission (the "ITC") in Washington, DC, seeking to stop unfair importation of logic emulation systems manufactured by Meta Systems, a subsidiary of Mentor. In the complaint, the Company alleges that Mentor's hardware logic emulation systems infringe the Company's patents. In July 1996, the ITC Administrative Law Judge issued an Initial Determination granting a Temporary Exclusion Order stopping the importation of Mentor's emulation systems into the U.S., absent the posting of a bond by Mentor. The ITC Initial Determination included a Cease and Desist Order against all sales activities regarding unbonded Mentor emulation products imported into the U.S. In
August 1996, the ITC ratified the judges' Initial Determination.   Mentor and
Meta appealed the Temporary Exclusion Order to the Federal Circuit Court of Appeals, asking that the ITC's Interpretation of Quickturn's patent claims be overturned. On August 15, 1997, the Federal Circuit Court of Appeals affirmed the ITC's decision granting temporary relief to the Company and adopted the patent claim interpretation of the ITC as being correct and derived in accordance with the Federal Circuit's case law. Meanwhile, on August 1, 1997, the ITC Administrative Law Judge issued an Initial Determination that Mentor's SimExpress emulation systems and components, including software components, infringe five of the Company's patents. The Administrative Law Judge recommended that the ITC issue a Permanent Exclusion Order prohibiting the importation of infringing SimExpress systems and components. The Administrative Law Judge further recommended that the ITC issue a Cease and Desist Order prohibiting Mentor from distributing any SimExpress software of non-U.S. origin in the United States. On October 2, 1997, the ITC ratified the Administrative Law Judge's Initial Determination. The ITC has until December 1, 1997, to act upon the Administrative Law Judge's recommendations, after which President Clinton will have 60 days to review the ITC's actions.

The Company also is engaged in a Federal District Court case with Mentor and Meta involving six of the Company's patents. Mentor and Meta are seeking a declaratory judgment of noninfringement, invalidity and unenforceability of the patents in dispute, and the Company has filed counteractions against Mentor and Meta for infringement and threatened infringement of the six patents. Mentor has also claimed in this Federal District Court case that press releases issued by the Company were defamatory and interfered with Mentor's prospective economic relations. On August 1, 1997, the U.S. District Court in Oregon granted Quickturn's motion for a preliminary injunction against Mentor's domestic emulation activities. Quickturn's motion asked the District Court to prohibit Mentor from manufacturing, assembling, marketing, loaning or otherwise distributing emulation products and components in the United States, which products and components infringe certain claims in Quickturn's U.S. Patent No. 5,036,473. In August 1997, the Oregon District Court entered its preliminary injunction order against Mentor and Meta.

In August 1997, a preliminary injunction sought by Mentor Graphics' German subsidiary, Mentor Graphics (Deutschland) GmbH, was issued by a regional court in Munich, enjoining agents of the Company from making certain statements concerning U.S. litigation matters between the Company and Mentor Graphics. The Company has retained counsel in Germany and expects to resolve this matter in the near future. On October 17, 1997, the Company filed a complaint alleging infringement of the German part of the Company's European patent No. 0 437 491 81 against Mentor Graphics (Deutschland) GmbH, in the District Court of Dusseldorf. The Company has not yet received a response to its complaint.

Aptix Corporation ("Aptix") also filed a suit against the Company alleging various violations of the antitrust laws and unfair competition. This case is currently in the discovery phase.

The Company has mounted vigorous defenses against Mentor's defamation and tortious interference claims and the antitrust and unfair competition claims by Aptix. The outcome of these actions cannot be predicted with certainty.

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

    Exhibit 27:    Financial Data Schedule

(b) REPORT ON FORM 8-K

No reports on Form 8-K were filed in the quarter ended September 30, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          QUICKTURN DESIGN SYSTEMS, INC.
                                          ------------------------------
                                                  (Registrant)

Date   November 10, 1997             By:  /s/ Raymond K. Ostby
     ---------------------              ----------------------------------
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