Form 10-K
period 1997-12-31
QUICKTURN DESIGN SYSTEMS INC
filed 1998-03-30
CIK 914252

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-K

   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                    ACT OF 1934
                    For the fiscal year ended December 31, 1997
                                         OR
      [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934
                   For the transition period from _____ to _____

                          COMMISSION FILE NUMBER: 0-22738

                           QUICKTURN DESIGN SYSTEMS, INC.
               (Exact name of registrant as specified in its charter)


                    Delaware                               77-0159619
         -------------------------------              ----------------------
         (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)              Identification Number)


                       55 W. Trimble Road, San Jose, CA 95131
           (Address of principal executive offices)        (zip code)

         Registrant's telephone number, including area code: (408) 914-6000

         Securities registered pursuant to Section 12(b) of the Act:  None

            Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, $.001 par value per share
                      ---------------------------------------
                                  (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best of Registrant's knowledge, in definitive proxy or information   statements
incorporated by reference in Part  III of this Form 10-K or any amendment to
this Form 10-K.   [  ]

The aggregate market value of voting stock held by nonaffiliates of the Registrant, based upon the closing sale price of the Common Stock on February 27, 1998 on the Nasdaq National Market was approximately $171,682,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of the Registrant's Common Stock as of
                         February 27, 1998 was 17,772,921.

                        DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997 are incorporated by reference in Parts II and IV of this Form 10-K to the extent stated herein. Also, certain sections of the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be held on April 17, 1998 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

     THIS ANNUAL REPORT ON FORM 10-K AND THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE CONTAIN FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT QUICKTURN'S INDUSTRY, MANAGEMENT'S BELIEFS, AND CERTAIN ASSUMPTIONS MADE BY QUICKTURN'S MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE THOSE SET FORTH HEREIN UNDER "RISK FACTORS" ON PAGES 11 THROUGH 18, AS WELL AS THOSE NOTED IN THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. HOWEVER, READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, PARTICULARLY THE QUARTERLY REPORTS ON FORM 10-Q AND ANY CURRENT REPORTS ON FORM 8-K.


                                       PART I

ITEM 1.   BUSINESS.

OVERVIEW

     Quickturn Design Systems, Inc. (the "Company" or "Quickturn") designs, manufactures, sells and supports products that verify the design of integrated circuits ("ICs") and electronic systems. The Company derives substantially all of its revenue from its design verification products and related maintenance and consulting services. The Company's principal design verification products include System Realizer-TM- and CoBALT-TM- (Concurrent Broadcast Array Logic Technology) emulators, and SpeedSim-TM- cycle-based simulation software. Emulation systems are sold in modules of various system capacities measured in "logic gates," which are measurement units that describe the design elements created and verified by Quickturn's customers. As system capacity increases, the selling price of these systems increases correspondingly. Cycle-based simulation revenue is charged on a per-license basis. Cycle-based simulation products, which complement the Company's emulation products, can be used by customers to verify digital logic designs early in the design process, particularly when design changes occur several times per day. Later, when designs become more stabilized, customers may use in-circuit emulation to test the entire system that contains the design and to help identify system-level bugs, which typically are more difficult to find at this stage in the design process. Quickturn's products serve the needs of IC and systems design engineers in a variety of markets including microprocessors, computers, workstations and PCs, telecommunications and networking, multimedia, and graphics.

     The Company was incorporated in California in July 1987 and reincorporated in Delaware in December 1993. In January 1997, the Company commenced shipment of its CoBALT emulation system which was co-developed with IBM. In February 1997, the Company merged with SpeedSim, Inc. ("SpeedSim"), a provider of cycle-based simulation software (the "SpeedSim Merger"). See
Note 3 of the Notes to Consolidated Financial Statements in the Company's 1997 Annual Report to Stockholders. In June 1997, the Company purchased from Synopsys, Inc. ("Synopsys") certain assets relating to Synopsys's emulation business of Arkos Design, Inc. (the "Arkos Acquisition"). See Note 3 of the Notes to Consolidated Financial Statements in the Company's 1997 Annual Report to Stockholders. Also in June 1997, the Company extended its relationship with IBM to develop the next generation of custom processor-based emulation systems. In November 1997, Quickturn moved its corporate headquarters to San Jose, California. Late in 1997, the Company introduced release 5.1 of its Quest-TM- II emulation software, which is designed to enable customers to more quickly and easily compile their IC designs.

     The Company's principal executive offices are located at 55 W. Trimble Road, San Jose, California, 95131, and its telephone number is (408) 914-6000. The Company's homepage can be located on the Web at http://www.quickturn.com/.

TECHNOLOGY AND PRODUCTS

CYCLE-BASED SIMULATION

     The IC design process begins when electronic design engineers create an initial description of an IC, typically using high level or register transfer level ("RTL") languages such as VHDL or Verilog. This description is then debugged using software simulation which creates a software mock-up of the IC's logic flow based on the RTL description. Test inputs are then fed into the mock-up to determine if the current design performs as desired.

     Once an IC design is deemed reliable at the RTL level, the designer maps out a physical layout of the transistors and gates. This is often accomplished using synthesis software which transforms RTL designs into gate level architecture. Once at the gate level, the design again must be tested for critical operating functionality. Both RTL and gate level tests are typically run on event-driven simulation software, which runs at speeds substantially below the normal speed of a completed IC. The speed of most event-driven simulation software is typically in the range of tens or hundreds of cycles per second, while most complex ICs are designed to run in the range of tens of millions to hundreds of millions of cycles per second. Therefore, software simulation testing of a highly complex design with hundreds of thousands of gates using event-driven simulation could take a substantial period of time. Since a design may need to undergo dozens of iterations, given the time-to-market demands in the electronics industry, the delays associated with full event-driven simulation for complex IC designs can be unacceptable to IC designers.

     The Company's SpeedSim high performance simulation software uses cycle-based simulation ("CBS") technology, which is an alternative to traditional event-driven simulation. CBS is specifically designed to improve on the verification speed limitations of event-driven simulation, and it may also contribute to lower IC design costs by reducing the need for expensive hardware simulation accelerators.

     The Company's SpeedSim cycle-based simulator employs a proprietary technology called Boolean Dataflow Engine ("BDE") to enhance verification performance by having the cycle-based simulator examine results only at the end of every clock cycle, therefore eliminating unnecessary calculations. These unnecessary calculations are inherent to traditional event-driven simulation, which examines every active signal that propagates through every device during a clock cycle. Therefore, the Company believes that its CBS approach may be five to ten times faster than event-driven simulation because CBS focuses only on the primary task at hand, which is functional verification of chip design logic. BDE further enhances performance by employing fewer logic states, typically two (1s and 0s), while full event-driven-simulation addresses from four to nine logic states.

     Other enhancements related to BDE technology include:

     * Minimal Memory Usage: The SpeedSim product enhances performance by utilizing less memory than event-driven simulation. Using BDE, engineers can fit a one million gate design into a 10MB image. Without BDE, the computer memory requirements for the same image may be typically five to 50 times larger. For very large chip designs, the reduced memory requirements made possible by BDE are further enhanced by allowing a design team to speed up verification by running different tests on all of their desktop workstations in their network at once, instead of on just one large server.

     * Simultaneous Test: This SpeedSim option allows for up to 32 different tests to be run simultaneously on one image of a design model, using a single workstation, which can result in a five-fold to ten-fold gain in performance throughput.

     * Symmetric MultiProcessing ("SMP"): This feature allows chip designers to take a single design of one million gates or more and divide it into segments. Each segment is then simulated on different CPUs within the SMP box, thereby creating software simulation that is four to eight times faster across multiple CPUs compared to having to simulate on a single CPU.

     * Fast Design Iterations: After a design bug is located and fixed, this feature provides for fast recompilation, typically within minutes for very large designs, instead of hours using some event-driven simulation.

     The platforms supported by the SpeedSim product include UNIX workstations on SUN, HP, DEC, and IBM platforms and Intel-compatible PCs running LINUX or Windows/NT.


EMULATION

     Quickturn's System Realizer emulation system and CoBALT emulation system are used by electronic design engineers to generate reprogrammable physical prototypes, or "virtual silicon"-TM- representations, of their electronic circuit designs. This enables designers to achieve concurrent verification of the entire target system, including system software and applications, and to perform iterative design changes prior to actual silicon fabrication. System Realizer offers a versatile solution for synchronous and asynchronous designs in the range of 150,000 to six million logic gates. CoBALT provides verification capabilities for complex, synchronous designs of up to 8 million logic gates. Both systems share the same software environment, which allows designers to select the optimum emulation solution for any design style.

     The emulation process begins with the Company's emulation products automatically accepting logic designs created in the most widely used, commercially available electronic design automation ("EDA") systems, as well as those created in the proprietary design environments of selected large customers.

These designs are then processed by the Company's proprietary software on a commercial workstation. Using information provided by engineers as well as by built-in proprietary algorithms, the software is used to partition designs into different blocks of logic which are then automatically mapped into a virtual silicon implementation. The user's gate or RTL description is mapped into the programmable hardware of CoBALT or System Realizer. Optimization is done during the mapping process to best utilize the programmable hardware. Once the designs are partitioned, the software defines the interconnection and logic routing of the various blocks of logic.

     The designs are then downloaded from the commercial workstation to the emulation system, thereby creating a virtual silicon implementation of the designs. The virtual silicon is then cabled into the target system where the fabricated silicon will ultimately reside. At this time, the target system can be run just as it would if fabricated silicon were available. The target system is then tested by running embedded software, operating systems and application software. The verification of the target system will typically run at speeds in the millions of cycles per second range, several orders of magnitude faster than gate-level simulation, but typically slower than real operating speeds.

     The emulation system includes an integrated logic analyzer and software debugging tools which enable the engineer to observe the details of the design behavior at any location within a design. When design problems are discovered, changes are made and then transferred by the emulation software to the virtual silicon. The impact of the changes can be determined quickly in the target system while the design can still be easily modified.

     The Company's emulation products range in emulation capacities from 150,000 logic gates to 8 million logic gates and are priced at between $0.75 to $1.00 per logic gate.

     Quickturn's products are based on the Company's patented technologies and proprietary software algorithms that have produced the following core technologies:

     * LOGIC COMPILATION INCLUDING PARTITIONING:   the complex software that
segments a large IC design into smaller units which are programmed into the field programmable gate arrays ("FPGAs") for System Realizer or processor chips for CoBALT, and programmable memories that constitute the core reprogrammable components of Quickturn's emulation systems.

     * INTERCONNECT ARCHITECTURE: in System Realizer, the patented system-level schema for connecting reprogrammable components, which is implemented with Quickturn's proprietary interconnect ICs and placement and routing software.

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

     See "---Risk Factors: Developing Market; Acceptance of the Company's Products."

CUSTOMERS

     The Company markets its products to customers who design complex ICs and electronic systems. Early adopters represent the IC and system companies with the largest design verification problems. As the technology has matured, a broader range of customers has adopted the technology. Today, the Company's customers include microprocessor, computer, workstation and PC, telecommunications and networking, multimedia, and graphics companies. The Company's customers are in industries characterized by rapid advances in technology, competitive pressures to quickly develop and introduce new products and the need for extensive system-level design verification and debugging prior to design implementation.

     Microprocessors and microcontrollers with complexity levels of hundreds of thousands and even millions of logic gates are applications for which emulation is considered a critical technology because of the requirement to verify design compatibility with new and existing software. Typical new users of Quickturn's design verification products are designers of custom ICs or

Application Specific Integrated Circuits ("ASICs") with 30,000 to 100,000 or more logic gates.

     See "---Risk Factors:  Customer Concentration."



CUSTOMER SERVICE AND SUPPORT

     The Company provides customers with technical support, training and design consulting services. The Company believes that a high level of customer service and support is critical to the adoption of the Company's design verification technology by new users. During the early stages of a customer's first project, the Company works closely with the customer's project team to ensure a smooth integration of its design verification products into the design process. Quickturn maintains a rapid response program which is designed to meet customer support issues. For customers using the Company's design verification products on mission-critical projects, the Company offers expert-user design consulting services through its Time-to-Market-Engineering Services ("TtME") to provide such expert assistance to customers. Additionally, substantially all of the Company's customers currently have maintenance agreements with the Company. The Company generally warrants its products to be free from defects and to substantially conform to material specifications for a period of 90 days.

SALES AND MARKETING

     The Company markets its products and services primarily through its direct sales and service force. The Company employs a highly skilled sales force and an application engineering team capable of serving the sophisticated needs of prospective customers' engineering and management staffs. The sales process is supported by a broad range of marketing programs which includes trade shows, direct marketing, public relations and customer seminars. From time to time the Company may enter into joint marketing agreements with EDA companies and other technology partners to increase market acceptance of the Company's design verification products. See "---Risk Factors: Potential Fluctuations in Quarterly Results" and "---Risk Factors: Lengthy Sales Cycles."

     As of February 28, 1998, the Company's direct sales and service force consisted of 155 technical, administrative and management employees. The Company has 14 sales and support offices throughout the United States located in Arizona, California (Garden Grove, San Diego, San Jose), Colorado, Illinois, Massachusetts (Marlborough and North Chelmsford), Minnesota, New Jersey, North Carolina, Oregon and Texas (Austin and Dallas). Internationally, the

Company has six sales and support offices, one each in London, Munich, Osaka, Paris, Stockholm and Yokohama. The Company plans to lease a sales office in Tel Aviv by the second quarter of 1998.

     In Japan, the Company serves its customers through its direct sales and
service offices in Osaka and Yokohama.   Additionally in Japan, the Company has
a hardware maintenance agreement with D Scan Service Co., Ltd. The Company utilizes manufacturer's representatives and other selected distributors in Israel, Korea, Singapore and Taiwan.

     International sales (sales outside of North America) accounted for approximately 34%, 36% and 31% of the Company's revenue in 1997, 1996 and 1995, respectively. See "---Risk Factors: International Sales."

RESEARCH AND DEVELOPMENT

     To support its current leadership position in the design verification market, the Company presently invests and will continue to invest in continued innovation in the key technology areas of new products and existing products.

     As of February 28, 1998, the Company's research and development group consisted of 135 full-time employees. Within the research and development organization, approximately 74% was involved in software development, with the balance in hardware design. During 1997, 1996 and 1995, research and development expenses were $23.5 million, $19.7 million and $15.4 million, respectively. The Company anticipates that it will continue to commit substantial resources to research and development in the future.

     See "---Risk Factors:  New Products and Technological Change."

MANUFACTURING

     The Company performs final assembly and test of its emulation products in its San Jose, California facility. The Company utilizes subcontractors for all major subassembly manufacturing, including all individual printed circuit boards and custom integrated circuits. The Company has a testing and qualification program to ensure that all subassemblies meet the Company's specifications before going into final assembly and test.

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

     See "---Risk Factors:  Dependence Upon Certain Suppliers" and "---Risk
Factors:  Manufacturing."

COMPETITION

     The EDA industry is highly competitive and rapidly changing. The Company's products are specifically targeted at the emerging portion of this industry relating to advanced verification technology, and, to date, substantially all of the Company's revenue has resulted from sales in this segment. The Company faces significant competition for emulation-based system-level design verification and cycle-based simulation, and also competition from traditional design verification methodologies which rely on the approach of building and then testing complete system prototypes, as well as from potentially new tools such as formal verfication. The Company will continue to inform potential customers of the benefits of emulation and cycle-based simulation in order for such customers to adopt the Company's advanced design verification systems as a complement to standard simulation tools. See "---Risk Factors: Competition."

     In addition, competitors may resort to litigation as a means of competition. Such litigation may result in substantial costs to the Company and significant diversion of management time. In 1995, Mentor Graphics Corporation ("Mentor") filed suit against the Company for declaratory judgment of noninfringement, invalidity and unenforceability of several of the Company's patents. Several actions between the Company and Mentor were consolidated in the U.S. District Court for the District of Oregon, where six of the Company's patents are now involved in the disputes. The Company has filed counterclaims against Mentor and Mentor's French subsidiary, Meta Systems ("Meta"), for infringement and threatened infringement of those six patents. Mentor has also filed claims against the Company for defamation and tortious interference. In January 1996, the Company filed a complaint with the International Trade Commission, seeking to stop unfair importation of hardware logic emulation systems and components manufactured by Meta on the grounds that such systems
infringe the Company's patents.   In November 1996, Aptix Corporation filed a
suit against the Company alleging antitrust violations and unfair competition. In August 1997, a preliminary injunction sought by Mentor's German subsidiary, Mentor Graphics (Deutschland) GmbH, was issued by a regional court in Munich, enjoining agents of the Company from making certain statements concerning the U.S. litigation matters between Mentor and the Company. In October 1997, the Company filed suit in Germany against Mentor's German subsidiary, Mentor Graphics (Deutschland) GmbH, for infringement of the Company's German patent. See Note 16 of the Notes to Consolidated
Financial Statements in the Company's 1997 Annual Report to Stockholders.
There can be no assurance as to the outcome of these matters.  See "---Item
3. Legal Proceedings." Although patent and intellectual property disputes in the EDA industry are often settled through licensing, cross-licensing or similar arrangements, costs associated with such litigation and arrangements may be substantial.

PROPRIETARY RIGHTS

     The Company's success and ability to compete depend in part upon its proprietary technology. While the Company relies on patent, trademark, trade secret and copyright law to protect its technology, the Company also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technology leadership position.

     The Company currently holds 22 U.S. patents, of which one is co-owned, and has 24 patent applications on file at the U.S. Patent and Trademark Office. The Company's U.S. patents expire between 2008 and 2014. The Company also holds five corresponding foreign patents and 43 foreign patent applications pending. The five foreign patents expire in 2009.


     See "---Risk Factors:  Proprietary Rights."

EMPLOYEES

     As of February 28, 1998, the Company had a total of 388 employees, of whom 350 were based in the United States and 38 were based overseas. Of the total, 173 were engaged in sales, marketing and related customer support services, 135 were in research and development, 55 were in manufacturing and 25 were in finance and administration.

     See "---Risk Factors:  Dependence Upon Key Personnel."

RISK FACTORS

     IN ADDITION TO OTHER INFORMATION IN THIS ANNUAL REPORT ON FORM 10-K AND IN THE DOCUMENTS INCORPORATED BY REFERENCE HEREIN, THE FOLLOWING RISK FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING THE COMPANY AND ITS BUSINESS BECAUSE SUCH FACTORS CURRENTLY HAVE A SIGNIFICANT IMPACT OR MAY HAVE A SIGNIFICANT IMPACT IN THE COMPANY'S BUSINESS, OPERATING RESULTS OR FINANCIAL CONDITION.

     DEVELOPING MARKET; ACCEPTANCE OF THE COMPANY'S PRODUCTS. Substantially all of the Company's revenue has been derived from the sale of its design verification products, and sales of such products are expected to continue to account for substantially all of the Company's revenue in the foreseeable future. To date, the Company's products have been sold to a limited number of customers. See "---Risk Factors: Customer Concentration." Accordingly, broad market acceptance of design verification products by existing and new customers is critical to the Company's future success. The adoption of the Company's design verification products in the design verification process by IC and system designers, particularly those which have historically relied on other methodologies, generally requires the designer to adopt an entirely new method of design verification. While the Company believes that its design verification products offer considerable advantages in the IC and system design process, there can be no assurance that market acceptance of those products will continue to grow. Moreover, there can be no assurance that emulation products will be adopted beyond the high-end emulation market, which is characterized by complex ICs of hundreds of thousands or, in some cases, millions of logic gates. The adoption of the Company's design verification products for designing ICs and systems will also depend on the continued increased complexity of ICs designed into electronic systems, integration of the Company's products with other tools for design and verification, importance of the time-to-market benefits of the Company's design verification products and industry acceptance of the need to close the gap between high level design and silicon production. Because the market for design verification products is new and evolving, it is difficult to predict with any assurance whether the market for design verification products will continue to expand.

     POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS. The Company's quarterly operating results have in the past and may in the future vary significantly depending on factors such as the timing of customer development projects and related orders to purchase the Company's design verification products, new product announcements and releases by the Company, and economic conditions generally and in the electronics industry specifically. Other factors which could adversely affect the Company's quarterly operating results in the future include the efficiencies achieved by the Company in managing inventories and fixed assets, the timing of expenditures in anticipation of increased sales, customer product delivery requirements and shortages of product components or labor. Many of the Company's customers order on an as-needed basis and often delay delivery of firm purchase orders until their project commencement dates are determined. As a result, backlog at the beginning of a quarter may not represent a significant percentage of the product sales anticipated in that quarter. Quarterly revenue and operating results will therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Moreover, a significant portion of the Company's revenue in each quarter generally results from shipments during the last few weeks of the quarter. The absence of significant backlog and the concentration of sales at the end of the quarter limit the Company's ability to plan operating expenses and production and inventory levels. In addition, sales of individual systems make up a significant percentage of the Company's quarterly revenue. Therefore, if anticipated shipments in any quarter do not occur or are delayed, expenditure levels could be disproportionately high as a percentage of revenue, and the Company's operating results for that quarter would be adversely affected.

     LENGTHY SALES CYCLES. Sales of the Company's products depend, in significant part, upon the decision of a prospective customer to commence a project for the design and development of complex ICs and systems. In view of the significant amounts of both time and commitment of capital involved in the design and development of complex ICs and systems, the Company may experience delays following initial qualification of the Company's design verification products as a result of delays in commencement of the project by a customer.
For this and other reasons, the Company's design verification products typically have a lengthy sales cycle during which the Company may expend substantial funds and management effort. Lengthy sales cycles subject the Company to a number of significant risks, including inventory obsolescence and fluctuations in operating results, over which the Company has little or no control.

     CUSTOMER CONCENTRATION. A relatively limited number of customers has historically accounted for a substantial portion of the Company's revenue. These customers represent early adopters of emulation technology, typically for the design of complex ICs. The Company expects that sales of its products to a relatively limited number of customers will continue to account for a high percentage of revenue in the foreseeable future. The loss of a major customer or any reduction in orders by such a customer, including reductions due to market or competitive conditions in the electronics or EDA industry, could have an adverse effect on the Company's financial condition and results of operations. Moreover, the Company's ability to increase its sales will depend in part upon its ability to obtain orders from new customers, as well as the financial condition and success of its customers and the general economy. There can be no assurance that such an increase will occur.

     DEPENDENCE ON ELECTRONICS INDUSTRY. The Company is dependent upon the state of the electronics industry, and in particular on new system and IC design projects. The electronics industry is characterized by rapid technological change, short product life cycles, fluctuations in manufacturing capacity and pricing and margin pressures, which cause the industry to be volatile. As a result, the electronics industry has historically experienced sudden and unexpected downturns during which new system and IC design projects decrease. Because most of the Company's sales occur upon the commencement of new projects for system and IC products, the Company is dependent upon the rate of commencement of new system and IC design projects. Accordingly, negative factors affecting the electronics industry could have a material adverse effect on the Company's financial condition or results of operations.

     NEW PRODUCTS AND TECHNOLOGICAL CHANGE. The EDA industry is characterized by extremely rapid technological change in hardware and software development, frequent new product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The Company's future success will depend upon its ability to enhance its current lines of verification products and to design, develop and support its next-generation design verification products on a timely basis that keep pace with technological developments and emerging industry standards. Next-generation design verification products must address increasingly sophisticated customer needs, all of which require a high level of expenditures for research and development by the Company. Although the Company is not currently aware of any material limitations on its ability to develop new products which are capable of verifying the next generation of ICs, there can be no assurance that the Company will successfully develop and market product enhancements or new products that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially and adversely affected. Moreover, from time to time, the Company may announce new products or technologies that have the potential to replace the Company's existing product offerings. There can be no assurance that the announcement of new product offerings will not cause customers to defer purchases of existing Company products, which could adversely affect the Company's results of operations.

     COMPETITION. Because of the demand for a design verification methodology which reduces the number of costly design iterations and improves product quality, the Company expects competition in the market for system-level design verification and cycle-based simulation to increase as other companies attempt to introduce emulation and cycle-based simulation products and product enhancements, and as major new EDA technologies may emerge. Moreover, the Company competes with established EDA companies that have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and larger installed customer bases than the Company. In addition, many of these competitors have established relationships with current and potential customers of the Company. Increased competition could result in price reductions, reduced margins and loss of market share, all of which could materially adversely affect the Company. Further, the Company competes with the design engineers of its existing and potential customers, who sometimes develop customized prototyping solutions for their particular needs. The Company believes that the principal competitive factors in the EDA market are quality of results, the mission-critical nature of the technology, technical support, product performance, reputation, price and support of industry standards. The Company believes that it currently competes favorably with respect to these factors. However, there can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

     INTERNATIONAL SALES. Revenue from most international customers is denominated in U.S. dollars. However, receivables from certain other international customers are denominated in local currencies. Such receivables are hedged, where practicable, by forward exchange contracts to minimize the impact of foreign exchange rate movements on the Company's operating results. The Company plans to continue to expand its international sales and distribution channels. However, there can be no assurance that the Company's products will achieve widespread commercial acceptance in international markets in the future. The Company is uncertain whether the recent weakness experienced in the Asia-Pacific markets will continue in the foreseeable future due to extreme currency devaluation and liquidity problems in this region. Additionally, EDA spending budgets of major Japanese electronics firms may be decreased; consequently, sales of the Company's design verification products in Japan may be flat or down. The Company's future international sales may be subject to additional risks associated with international operations, including currency exchange fluctuations, tariff regulations and requirements for export, which licenses may on occasion be delayed or difficult to obtain.

     DEPENDENCE UPON CERTAIN SUPPLIERS. Certain key components used in the Company's emulation products are presently available from sole or limited sources. The inability to develop alternate sources for these sole or limited source components or to obtain sufficient quantities of these components could result in delays or reductions in product shipments which could adversely affect the Company's operating results. In particular, the Company currently relies on Xilinx, Inc. ("Xilinx") for its supply of field programmable gate arrays ("FPGAs"). The Company does not have a long-term supply agreement with Xilinx. If for any reason there were to be a reduction or interruption of supply of these FPGAs to the Company, the Company's results of operations would be materially adversely affected. Although the Company believes that it can obtain FPGAs from alternate sources in the event of a reduction or interruption of supply from Xilinx, a significant amount of time would be required to redesign the Company's emulation systems and software to accommodate an alternate FPGA supplier. In such event, the Company's operating results could be materially adversely affected. The Company currently mitigates this risk by maintaining a supply of FPGAs in inventory in excess of its forecasted requirements; however, there can be no assurance that this measure will be adequate to alleviate any future supply problems.

     The Company's design verification products also use a proprietary IC that is currently manufactured solely by National Semiconductor Corporation. The Company generally purchases this component pursuant to purchase orders placed from time to time in the ordinary course of business and has no guaranteed supply arrangements with this source supplier. Moreover, the manufacture of this component is extremely complex, and the Company's reliance on the supplier of this component exposes the Company to production difficulties and quality variations that may be experienced by this supplier. Therefore, the Company's reliance on this sole and limited source supplier involves several risks, including a potential inability to obtain an adequate supply of required components, reduced control over pricing, and timely delivery and quality of acceptable components. While the timeliness and quality of deliveries to date from this supplier have been acceptable, there can be no assurance that problems will not occur in the future. Any prolonged inability to obtain adequate deliveries, or any other circumstances that would require the Company to seek alternative sources of supply, could have a material adverse effect on the Company's operating results and could damage the Company's relationships with its customers.

     DEPENDENCE UPON KEY PERSONNEL. The Company's performance is substantially dependent on the performance of its executive officers, some of whom have worked together for only a short period of time. Furthermore, the loss of the services of any of its executive officers or other key employees could have a material adverse effect on the Company. The Company does not maintain key person life insurance policies on the lives of its key officers or key personnel, all of whom are important to the Company's future success. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to retain its key managerial and technical employees or that it will be able to attract, assimilate or retain other highly qualified technical and managerial personnel in the future. The inability of the Company to attract and retain the necessary technical personnel in the future could impair the development of new products and have a material adverse effect upon the Company's business, operating results and financial condition. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

     MANUFACTURING. The Company's emulation systems are complex and are used by the Company's customers in critical development projects which demand a high level of quality and reliability. The Company invests substantial resources to ensure the quality and reliability of its emulation systems and is required to provide a high level of service to its customers to minimize downtime in the event of a malfunction. There can be no assurance that the Company will be able to meet customer requirements for quality and reliability in the future.

     PROPRIETARY RIGHTS. There can be no assurance that others will not develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around the patents owned by the Company. The source code for the Company's proprietary software is protected both as a trade secret and as an unpublished copyrighted work. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. The

Company generally enters into confidentiality or license agreements with its employees, distributors and customers, and limits access to and distribution of its software, documentation and other proprietary information. Nevertheless, there can be no assurance that the steps taken by the Company will prevent misappropriation of its technology. In addition, litigation has been necessary in the past to enforce the Company's patents and may be necessary in the future to enforce the Company's patents and other intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. See "---Competition," "---Risk Factors: Competition" and "Item 3 ---Legal Proceedings." Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that any patent owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by the Company, if at all.

     From time to time the Company has received, and may receive in the future, notice of claims of infringement of other parties' proprietary rights. Although the Company does not believe that its products infringe upon the proprietary rights of any third parties, there can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted against the Company or that any such assertions will not materially adversely affect the Company's business, financial condition or results of operations. Irrespective of the validity or the successful assertion of such claims, the Company could incur significant costs with respect to the defense thereof, which costs could have a material adverse effect on the Company's business, financial condition or results of operations. If any claims or actions are asserted against the Company, the Company may seek to obtain a license under a third party's intellectual property rights. There can be no assurance, however, that under such circumstances, a license would be available under reasonable terms or at all.


     The Company also relies on certain software which it licenses from third parties, including software which is integrated with internally developed software and used in the Company's verification products to perform key functions. There can be no assurance that these third party software licenses will continue to be available to the Company on commercially reasonable terms. The loss of or inability to maintain any of these software licenses could result in delays or reductions in product shipments until equivalent software were identified, licensed and integrated, which would adversely affect the Company's operating results.

     VOLATILITY OF STOCK PRICE.   The market for Quickturn's Common Stock is
highly volatile, and could be subject to wide fluctuations in response to quarterly variations in operating and financial results, announcements of technological innovations or new products by Quickturn or its competitors, changes in prices of Quickturn's or its competitors' products and services, changes in product mix, changes in revenue and revenue growth rates for Quickturn as a whole or for individual geographic areas, product units, products or product categories, as well as other events or factors. Statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to the market in which Quickturn does business or relating to Quickturn specifically have resulted, and could in the future result, in an immediate and adverse effect on the market price of Quickturn's Common Stock. Statements by financial or industry analysts regarding the extent of the dilution in Quickturn's net income per share resulting from the SpeedSim Merger and the extent to which such analysts expect potential business synergies to offset such dilution can be expected to contribute to volatility in the market price of Quickturn's Common Stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for the securities of many high-technology companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of Quickturn's Common Stock.

     ANTI-TAKEOVER PROVISIONS. The Company has adopted a number of provisions that could have antitakeover effects. In January 1996, the Company's Board of Directors adopted a Preferred Shares Rights Agreement, commonly referred to as a "poison pill." In addition, the Company's Board of Directors has the authority to issue up to 2,000,000 shares of Preferred Stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares without any further vote or action by the stockholders. Furthermore, Quickturn is subject to the provisions of Section 203 of the General Corporation Law of Delaware, which has the effect of restricting changes of control of a company.

ITEM 2.   PROPERTIES.

     The Company's principal administrative, sales, marketing, manufacturing and research and development facility is located in two buildings totaling 145,815 square feet in San Jose, California, which are subject to a lease that expires in August 2004. The Company leases thirteen other domestic sales and service offices throughout the United States. The Company also leases international sales and service offices in London, Munich, Osaka, Paris, Stockholm and Yokohama, and plans to lease a sales office in Tel Aviv by the second quarter of 1998. The Company expects that it will be able to renew its leases on satisfactory terms. The Company believes that its existing facilities are adequate for its current needs and that additional space will be available as needed.

ITEM 3.   LEGAL PROCEEDINGS.

     In January 1996, the Company filed a complaint with the International Trade Commission (the "ITC") in Washington, DC, seeking to stop unfair importation of logic emulation systems manufactured by Meta Systems ("Meta"), a French subsidiary of Mentor Graphics Corporation ("Mentor"). In the complaint, the Company alleges that Mentor's hardware logic emulation systems infringe the Company's patents. In July 1996, an ITC Administrative Law Judge issued an Initial Determination granting a Temporary Exclusion Order stopping the importation of Mentor's emulation systems into the United States, absent the posting of a bond by Mentor. The ITC Initial Determination included a Cease and Desist Order against all sales activities regarding unbonded Mentor emulation products imported into the United States. In August 1996, the ITC ratified the judge's Initial Determination. Mentor and Meta appealed the Temporary Exclusion Order to the Federal Circuit Court of Appeals, asking that the ITC's Interpretation of Quickturn's patent claims be overturned. On August 15, 1997, the Federal Circuit Court of Appeals affirmed the ITC's decision granting temporary relief to the Company and adopted the patent claim interpretation of the ITC as being correct and derived in accordance with the Federal Circuit's case law. Meanwhile, on August 1, 1997, the ITC Administrative Law Judge issued an Initial Determination that Mentor's SimExpress emulation systems and components, including software components, infringe five of the Company's patents. The Administrative Law Judge recommended that the ITC issue a Permanent Exclusion Order prohibiting the importation of SimExpress systems and components. The Administrative Law Judge further recommended that the ITC issue a Cease and Desist Order prohibiting Mentor from distributing any SimExpress software of non-U.S. origin in the United States. On October 2, 1997, the ITC ratified the Administrative Law

Judge's Initial Determination. On December 3, 1997, the ITC issued a Permanent Limited Exclusion Order permanently prohibiting the importation of hardware logic emulation systems, subassemblies or components (including software) manufactured by Mentor and/or Meta. At the same time, the ITC issued a Permanent Cease and Desist Order permanently prohibiting Mentor from, among other things, selling, offering for sale or advertising the same hardware logic emulation devices. The period in which President Clinton had to review the ITC's actions expired on February 2, 1998, and the two orders became final by operation of law.

     The Company is also engaged in a Federal District Court case with Mentor and Meta involving six of the Company's patents. Mentor and Meta are seeking a declaratory judgment of noninfringement, invalidity and unenforceability of the patents in dispute, and the Company has filed counteractions against Mentor and Meta for infringement and threatened infringement of the six patents. Mentor has also claimed in this Federal District Court case that press releases issued by the Company were defamatory and interfered with Mentor's prospective economic relations. In June 1997, Quickturn filed a motion for preliminary injunction, asking the District Court to prohibit Mentor from manufacturing, assembling, marketing, loaning or otherwise distributing emulation products and components in the United States, which products and components infringe certain claims in Quickturn's U.S. Patent No. 5,036,473. On August 1, 1997, the U.S. District Court in Oregon granted Quickturn's motion for a preliminary injunction against Mentor's domestic emulation activities. The Oregon action is presently set for trial in August 1998.

     In August 1997, a preliminary injunction sought by Mentor's German subsidiary, Mentor Graphics (Deutschland) GmbH, was issued by a regional court in Munich, enjoining agents of the Company from making certain statements concerning U.S. litigation matters between the Company and Mentor. The Company filed a motion with the regional court in Munich to dismiss this action based on the failure of Mentor's German subsidiary to advance its case within the 6-month statutory limitation.

     In October 1997, the Company filed a complaint alleging infringement of the German part of the Company's European Patent No. 0 437 491 B1 against Mentor Graphics (Deutschland) GmbH, in the District Court of Dusseldorf. The main court hearing for this matter is set for March 1999.

     In November 1996, Aptix Corporation ("Aptix") also filed a suit against the Company alleging various violations of the antitrust laws and unfair competition. The discovery phase of this case was recently completed.

     The Company has mounted vigorous defenses against Mentor's defamation and tortious interference claims and the antitrust and unfair competition claims by Aptix. The outcome of these actions cannot be predicted with certainty.

     In February 1998, Aptix and Meta filed a lawsuit against the Company alleging infringement of a U.S. patent owned by Aptix and licensed to Meta. The Company is mounting vigorous defense against this claim. The outcome of this action cannot be predicted with certainty.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1997.

Executive Officers and Vice Presidents of the Company
-----------------------------------------------------
     The executive officers and vice presidents of the Company, and their ages as of February 28, 1998, are as follows:

Name                               Age  Position
----                               ---  --------
Keith R. Lobo . . . . . . . . . .  46   President, Chief Executive Officer
                                        and Director
Raymond K. Ostby  . . . . . . . .  50   Vice President, Finance and
                                        Administration, Chief Financial Officer
                                        and Secretary
Donald J. McInnis . . . . . . . .  51   Senior Vice President, Advanced
                                        Simulation Division
Dr. K. C. Chu . . . . . . . . . .  51   Vice President, Software Development
Bernard A. Gilbert  . . . . . . .  41   Vice President, Engineering Operations,
                                        Advanced Simulation Division
Jeffrey K. Jordan . . . . . . . .  53   Vice President, North American Sales
Kevin L. Ladd . . . . . . . . . .  35   Vice President and Chief Technologist,
                                        Advanced Simulation Division



Harlen Ng.  . . . . . . . . . . .  57   Vice President, Program Development
Stephen P. Sample . . . . . . . .  46   Vice President, Advanced Development
Dugald H. Stewart . . . . . . . .  45   Vice President, Manufacturing
Christopher J. Tice . . . . . . .  38   Vice President, World-Wide Support
                                        Services
Tung-sun Tung . . . . . . . . . .  49   Vice President, Research and
                                        Development
Dr. Ming Yang Wang  . . . . . . .  53   Vice President, Advanced Technology
                                        Solutions
Naeem Zafar . . . . . . . . . . .  40   Vice President, Marketing


     The Company's executive officers and vice presidents are appointed by, and serve at, the discretion of the Board of Directors. Each executive officer and vice president is a full-time employee of the Company. There is no family relationship among any executive officer, vice president or director of the Company.

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

     Donald J. McInnis has served as Senior Vice President, Advanced Simulation Division of the Company from February 1997. From June 1994 to February 1997, he served as President and Chief Executive Officer of SpeedSim, Inc. From May 1990 to February 1994, Mr. McInnis was Vice President and General Manager, Software Business Unit of ComputerVision Corporation, a provider of CAD/CAM software services.

     Dr. K.C. Chu joined the Company in June 1995 as Vice President, Entry Systems and HDL-ICE Development and has served as Vice President, Software Development since January 1996. From July 1992 to June 1995, he served as Director, Sunnyvale Research and Development Lab of Mitsubishi Electric Research Labs, Inc., a research and development facility, and from May 1990 to June 1992, he served as Senior Manager, Research and Development at Mitsubishi Electronics America, Inc., a supplier of semiconductor products.

     Bernard A. Gilbert has served as Vice President, Engineering Operations of the Advanced Simulation Division of the Company since February 1997. From March 1996 to February 1997 he was Vice President, Engineering Operations at SpeedSim, Inc., a provider of cycle-based simulation technology, and from March 1985 to March 1996, he served as Director of Core Technology Research and Development at ComputerVision Corp., a provider of CAD/CAM software services.

     Jeffrey K. Jordan has served as Vice President, North American Sales since October 1996. From May 1994 to October 1996 he was Eastern Area Sales Director and from April 1993 to May 1994 he served as Eastern Area Sales Manager. From August 1989 to April 1993, Mr. Jordan served as Eastern Regional Sales Manager at Integrated Measurement Systems, a provider of test station hardware and software.

     Kevin L. Ladd has served as Vice President and Chief Technologist of the Advanced Simulation Division of the Company since February 1997. From June 1994 to February 1997 he served as Chairman and Vice President of Research and Development of SpeedSim, Inc. Mr. Ladd was a consulting engineer for ViewLogic Systems, Inc., a provider of software products used in IC design and simulation, from August 1992 to December 1993. From May 1982 to August 1992 he served in a variety of positions most recently as Principal Engineer, at Digital Equipment Corporation, a manufacturer of computer systems and software.

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

     Tung-sun Tung has served as Vice President, Research and Development since January 1996, and as Vice President , Emulation System Development from October 1994 to January 1996. From June 1993 to October 1994, he was Director, Hardware Design. From October 1991 to June 1993, he served as Director, Manufacturing at PiE. From April 1988 to October 1991, he was Director, Engineering at NetFRAME Systems, Inc., a designer and manufacturer of fault tolerant servers.

     Dr. Ming Yang Wang has served as Vice President, Advanced Technology Solutions from December 1996, and as Director, Solutions Development from July 1993 to December 1996. From April 1990 to July 1993, Dr. Wang was Program Manager at PiE.

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

                                      PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS.

     The information required by this item is incorporated by reference to the section entitled "Selected Consolidated Financial Data" on page 17 of the Company's 1997 Annual Report to Stockholders.

ITEM 6.   SELECTED FINANCIAL DATA.

     The information required by this item is incorporated by reference to the section entitled "Financial Highlights" on page 2 of the Company's 1997 Annual Report to Stockholders.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required by this item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 through 22 of the Company's 1997 Annual Report to Stockholders.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this item is incorporated by reference to the section entitled "Selected Consolidated Financial Data" on page 17 of the Company's 1997 Annual Report to Stockholders, the Consolidated Financial Statements, the related notes thereto and Report of Independent Accountants on pages 23 through 38 of the Company's 1997 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOURE.

     Not applicable.

     With the exception of the information specifically incorporated by reference from the 1997 Annual Report to Stockholders in Parts II and IV of this Form 10-K, the Company's 1997 Annual Report to Stockholders is not to be deemed filed as part of this Report.

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The information required by this item concerning the Company's directors is incorporated by reference to the information set forth in the section entitled "Proposal No. 1: Election of Directors" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders filed with the Commission on March 10, 1998 (the "1998 Proxy Statement"). The information required by this item concerning the executive officers of the Company is incorporated by reference to the information set forth in the section entitled "Executive Officers and Vice Presidents of the Company" at the end of Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the section entitled "Executive Officer Compensation" in the Company's 1998 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled "Beneficial Security Ownership of Management and Certain Beneficial Owners" in the Company's 1998 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Not applicable.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K.

     (a)  The following documents are filed as part of this Form 10-K.

          1. FINANCIAL STATEMENTS. The following consolidated financial statements of the Company and the Report of Independent Accountants are incorporated by reference to pages 23 through 38 of the Company's 1997 Annual Report to Stockholders.

               Report of Coopers & Lybrand L.L.P., Independent Accountants

               Consolidated Balance Sheets as of December 31, 1997 and 1996

               Consolidated Statements of Operations for the Years ended December 31, 1997, 1996 and 1995

               Consolidated Statements of Stockholders' Equity for the Years ended December 31, 1997, 1996 and 1995

               Consolidated Statements of Cash Flows for the Years ended December 31, 1997, 1996 and 1995

               Notes to the Consolidated Financial Statements

          2. FINANCIAL STATEMENT SCHEDULES. The following financial statement schedule of the Company for the years ended December 31, 1997, 1996 and 1995 is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and related notes thereto, of the Company.

               Schedule  Title                              Page
               --------  -----                              ----
                         Report of Independent Accountants  S-1
                         on Financial Statement Schedule
                  II     Valuation and Qualifying Accounts  S-2

               Schedules other than those listed above have been omitted since they are either not required, not applicable or the information is otherwise included.

          3. EXHIBITS: The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

     (b) REPORT ON FORM 8-K. No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended December 31, 1997.

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of March 1998.

                                   QUICKTURN DESIGN SYSTEMS, INC.

                                   By:  /s/  RAYMOND K. OSTBY
                                        ---------------------------
                                        Raymond K. Ostby,
                                        Vice President, Finance and
                                        Administration,
                                        Chief Financial Officer and
                                        Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on March 27, 1998 on behalf of the Registrant and in the capacities indicated:

          Signatures                                  Title
     -----------------------------     ---------------------------------------

     /s/  KEITH R. LOBO                President and Chief Executive Officer
     -----------------------------     (Principal Executive Officer)
          Keith R. Lobo

     /s/  RAYMOND K. OSTBY             Vice President, Finance and
     -----------------------------     Administration, Chief Financial Officer
          Raymond K. Ostby             and Secretary  (Principal Financial and
                                       Accounting Officer)


     /s/  GLEN M. ANTLE                Chairman of the Board
     -----------------------------
          Glen M. Antle

     /s/  RICHARD C. ALBERDING         Director
     -----------------------------
          Richard C. Alberding

     /s/  MICHAEL R. D'AMOUR           Director
     -----------------------------
          Michael R. D'Amour

     /s/  DR. YEN-SON (PAUL) HUANG     Director
     -----------------------------
          Dr. Yen-Son (Paul) Huang

     /s/  DR. DAVID K. LAM             Director
     -----------------------------
          Dr. David K. Lam

                         REPORT OF INDEPENDENT ACCOUNTANTS

Our report on the consolidated financial statements of Quickturn Design Systems, Inc. has been incorporated by reference in this Form 10-K from page 38 of the 1997 Annual Report to Stockholders of Quickturn Design Systems, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 27 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material aspects, the information required to be included therein.





/s/  COOPERS & LYBRAND L.L.P.
San Jose, California
January 20, 1998

                        SCHEDULE II - PURSUANT TO REGULATION S-X RULE 12-09

                                 QUICKTURN DESIGN SYSTEMS, INC.

                               Valuation and Qualifying Accounts
                                         (in thousands)

                                                                  Deductions       Balance
                                     Balance at     Additions      (Charges          at
                                     Beginning     (Charges to      Against          End
Description                          of Period      Expenses)      Reserves)      of Period
-------------------------------      ---------      ---------      ---------      ---------
Year ended December 31, 1995
Allowance for doubtful accounts       $ 1,840        $ -----        $ -----        $ 1,840
                                     ---------      ---------      ---------      ---------
                                     ---------      ---------      ---------      ---------

Year ended December 31, 1996
Allowance for doubtful accounts       $ 1,840        $ -----        $ -----        $ 1,840
                                     ---------      ---------      ---------      ---------
                                     ---------      ---------      ---------      ---------

Year ended December 31, 1997
Allowance for doubtful accounts       $ 1,840        $ -----        $ -----        $ 1,840
                                     ---------      ---------      ---------      ---------
                                     ---------      ---------      ---------      ---------

                       QUICKTURN DESIGN SYSTEMS, INC.
                         ANNUAL REPORT ON FORM 10-K
                     FOR YEAR ENDED DECEMBER 31, 1997

                             INDEX TO EXHIBITS
                             -----------------

Exhibit
Number    Description
-------   ---------------------------------------------------------------------
2.1 Agreement and Plan of Reorganization dated January 16, 1997 among the Company, SpeedSim, Inc. and QT Corporation (which is incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated February 7, 1997).

3.1 Certificate of Incorporation of the Registrant, as amended (which is incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, Registration No. 33-71022 ("Registrant's 1993 Form S-1")).

3.2 Certificate of Amendment of the Certificate of Incorporation of the Registrant, dated April 11, 1997.

3.3 Bylaws of the Registrant (which are incorporated herein by reference to Exhibit 3.2 to the Registrant's 1993 Form S-1).

4.1 Form of Registrant's Common Stock certificate (which is incorporated herein by reference to Exhibit 4.1 to the Registrant's 1993 Form S-1).

10.1 * Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant's 1993 Form S-1).

10.2 * 1988 Stock Option Plan and related agreements (which is incorporated herein by reference to Exhibit 10.2 to the Registrant's 1993
          Form S-1).

10.3 * Key Executive Stock Option Plan and related agreements (which is incorporated herein by reference to Exhibit 10.3 to the Registrant's 1993 Form S-1).

10.4 * 1993 Employee Qualified Stock Purchase Plan and related agreements (which is incorporated herein by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, Registration
          No. 333-25459 ("Registrant's 1997 Form S-8")).

10.5 Software License Agreement dated December 18, 1987 between Xilinx, Inc. and Registrant (which is incorporated herein by reference to Exhibit 10.8 to the Registrant's 1993 Form S-1).

                       QUICKTURN DESIGN SYSTEMS, INC.
                         ANNUAL REPORT ON FORM 10-K
                     FOR YEAR ENDED DECEMBER 31, 1997

                             INDEX TO EXHIBITS
                             -----------------

Exhibit
Number    Description
-------   ---------------------------------------------------------------------
10.6 Lease dated December 6, 1996 between San Jose Acquisition Co., L.L.C. and Registrant.

10.8 * Offer letter dated November 4, 1992 between Keith R. Lobo and Registrant, as amended (which is incorporated herein by reference to Exhibit 10.18 to Registrant's 1993 Form S-1).

10.9 * 1994 Outside Director Stock Option Plan (which is incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, Registration No. 33-82452).

10.10 * SpeedSim, Inc. 1995 Incentive and Nonqualified Stock Option Plan (which is incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, Registration No. 333-21587).

10.11 * 1996 Supplemental Stock Plan (which is incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, Registration No. 333-18407).

10.12   * 1997 Stock Option Plan (which is incorporated herein by reference to
          Exhibit 4.1 to Registrant's Registration Statement on Form S-8, Registration No. 33-25459).

13.1 Portions of 1997 Annual Report to Stockholders expressly incorporated by reference herein.

21.1      Subsidiaries of the Registrant.

23.1      Consent of Coopers & Lybrand L.L.P., Independent Accountants.

27.1      Financial Data Schedule for fiscal year of 1997 (EDGAR).

27.2 Restated Financial Data Schedule for fiscal year of 1996 and quarters 1, 2, 3 of 1996 (EDGAR).

27.3      Restated Financial Data Schedule for fiscal year of 1995 (EDGAR).

----------------------------

     *    Indicates management compensatory plan, contract or arrangement.