Form 10-Q
period 1998-03-31
QUICKTURN DESIGN SYSTEMS INC
filed 1998-05-14
CIK 914252

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-Q

(Mark One)

          /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1998

                                          OR

         / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from  __________  to ___________

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

                                      NO CHANGE
                           --------------------------------
           (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES   /X/                 NO   / /

As of April 30, 1998 there were 17,809,342 shares of the registrant's common stock outstanding.

This quarterly report on Form 10-Q contains 21 pages, of which this is page 1.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                           QUICKTURN DESIGN SYSTEMS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                    (UNAUDITED)

                                                            Three Months Ended
                                                                March 31,
                                                      --------------------------

                                                        1998              1997
                                                      --------          --------
Revenue
  Product revenue                                     $ 14,882          $ 15,527
  Maintenance and service revenue                        8,683             5,875
                                                      --------          --------
     Total revenue                                      23,565            21,402

Cost of revenue
  Cost of product revenue                                5,091             5,281
  Cost of maintenance and service revenue                3,013             1,553
                                                      --------          --------
     Total cost of revenue                               8,104             6,834
                                                      --------          --------
     Gross profit                                       15,461            14,568

Operating expenses
  Research and development                               5,985             5,787
  Sales and marketing                                    9,271             8,534
  General and administrative                             2,957             2,508
  Merger related charges                                   ---             1,200
                                                      --------          --------
     Total operating expenses                           18,213            18,029
                                                      --------          --------
     Operating loss                                     (2,752)           (3,461)

Other income, net                                          698               392
                                                      --------          --------
  Net loss before benefit from income taxes             (2,054)           (3,069)

Benefit from income taxes                                 (637)             (951)
                                                      --------          --------
  Net loss                                            $ (1,417)         $ (2,118)
                                                      --------          --------
                                                      --------          --------

Basic and diluted net loss per share                  $  (0.08)         $  (0.13)
                                                      --------          --------
                                                      --------          --------
Number of shares used in per share calculation          17,704            16,562
                                                      --------          --------
                                                      --------          --------

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                            QUICKTURN DESIGN SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                (AMOUNTS IN THOUSANDS)
                                     (UNAUDITED)

                                                            Three Months Ended
                                                                March 31,
                                                      --------------------------
                                                         1998            1997
                                                      ----------       --------
Net loss                                              $  (1,417)       $ (2,118)

Other comprehensive loss
  Foreign currency translation adjustment                  (264)           (562)
                                                      ---------        --------

  Unrealized loss on securities
     Unrealized holding loss arising during period           (7)           (138)
     Less:  reclassification adjustment for gain
     included in net loss                                    (9)            ---
                                                      ---------        --------
  Net unrealized loss on securities                         (16)           (138)
                                                      ---------        --------
  Total other comprehensive loss                           (280)           (700)
                                                      ---------        --------

Comprehensive loss                                    $  (1,697)       $ (2,818)
                                                      ---------        --------
                                                      ---------        --------

          The accompanying notes are an integral part of these consolidated financial statements.

                           QUICKTURN DESIGN SYSTEMS, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                       (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                             March 31,               December 31,
                                                               1998                      1997
                                                            -----------              -----------
                                                            (unaudited)
ASSETS
  Current assets
  Cash and cash equivalents                                  $  17,437                 $ 14,589
  Marketable securities                                         22,967                   18,219
  Accounts receivable, net of allowance for doubtful
      accounts of $1,840 in 1998 and 1997                       17,907                   31,709
  Inventories                                                   11,244                   10,899
  Prepaid expenses and other current assets                      4,536                    4,324
  Deferred income taxes                                          8,697                    8,697
                                                             ---------                ---------
      Total current assets                                      82,788                   88,437

  Marketable securities                                         18,922                   20,326
  Fixed assets, net                                             13,431                   11,118
  Deferred income taxes                                          8,029                    8,029
  Other assets                                                   1,251                    1,282
                                                             ---------                ---------
      Total assets                                           $ 124,421                 $129,192
                                                             ---------                ---------
                                                             ---------                ---------

LIABILITIES
  Current liabilities
  Short term debt                                            $     851                 $  1,095
  Accounts payable                                               1,440                    6,231
  Accrued liabilities                                           17,302                   20,351
  Deferred revenue                                              13,328                    9,617
                                                             ---------                ---------
       Total current liabilities                                32,921                   37,294
                                                             ---------                ---------
       Total liabilities                                        32,921                   37,294
                                                             ---------                ---------

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value:
       Authorized:  40,000,000 shares;
       Issued and outstanding: 17,773,171 shares in 1998;
       17,606,006 shares in 1997                                    18                       18
  Additional paid-in capital                                    92,311                   91,122
  Deferred compensation                                           (463)                    (573)
  Retained earnings                                                479                    1,896
  Accumulated other comprehensive loss                            (845)                    (565)
                                                             ---------                ---------
       Total stockholders' equity                               91,500                   91,898
                                                             ---------                ---------
       Total liabilities and stockholders' equity            $ 124,421                 $129,192
                                                             ---------                ---------
                                                             ---------                ---------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          QUICKTURN DESIGN SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                             Three months ended
                                                                                  March 31,
                                                                        ---------------------------
                                                                          1998               1997
                                                                        --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                $ (1,417)          $ (2,118)
Adjustments to reconcile net loss to net cash
provided by operating activities
  Depreciation and amortization                                            1,681              1,906
  Amortization of deferred compensation                                       27                 48
  Gain on sale of marketable securities                                       (9)               ---
Changes in current assets and liabilities
  Accounts receivable                                                     13,802                100
  Inventories                                                               (345)            (4,022)
  Prepaid expenses and other current assets                                 (212)               365
  Accounts payable and accrued liabilities                                (7,840)               (13)
  Deferred revenue                                                         3,711              1,736
                                                                        --------           --------
    Net cash provided by (used in) operating activities                    9,398             (1,998)
                                                                        --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of fixed assets                                             (3,944)            (1,137)
  Sale of marketable securities                                            5,469              5,040
  Purchase of marketable securities                                       (8,820)           (12,875)
  Increase (decrease) in other assets                                        (19)               396
                                                                        --------           --------
    Net cash used in investing activities                                 (7,314)            (8,576)
                                                                        --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of debts                                                         (244)              (541)
  Proceeds from stock issuances                                            1,272                350
                                                                        --------           --------
    Net cash provided by (used in) financing activities                    1,028               (191)
                                                                        --------           --------

Effect of exchange rates on cash and cash equivalents                       (264)              (563)

Net increase (decrease) in cash and cash equivalents                       2,848            (11,328)
Cash and cash equivalents at beginning of period                          14,589             25,790
                                                                        --------           --------
Cash and cash equivalents at end of period                              $ 17,437           $ 14,462
                                                                        --------           --------
                                                                        --------           --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
  Interest                                                              $     17           $    116
  Income taxes                                                          $    376           $  2,284
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
  Unrealized holding losses on marketable securities                    $      7           $    138



The accompanying notes are an integral part of these consolidated financial statements.

                            QUICKTURN DESIGN SYSTEMS, INC.
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION
     The condensed consolidated financial statements are unaudited (except for the balance sheet information as of December 31, 1997, which is derived from the Company's audited financial statements) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1997 Annual Report to Stockholders. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1998, or any future interim period.

2.   INVENTORIES
     Inventories comprise:

                                                   March 31,      December 31,
      (IN THOUSANDS)                                 1998             1997
     --------------------------------------------------------------------------
                                                  (UNAUDITED)
     Raw materials                                 $   5,299         $   6,780
     Work in process                                   5,945             4,119
                                                   ---------         ---------
                                                   $  11,244         $  10,899
                                                   ---------         ---------
                                                   ---------         ---------

3.   RECLASSIFICATION
     Certain prior year amounts have been reclassified to conform to the current year presentation.

4.   RECENT ACCOUNTING PRONOUNCEMENT

     In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). This statement delineates the accounting for software product and maintenance revenues. It supersedes Statement of Position 91-1, "Software Revenue Recognition," and is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company has evaluated the requirements of SOP 97-2, as amended by Statement of Position 98-4, "Deferral of the Effective Date of Provisions of SOP 97-2, Software Revenue Recognition," and believes its current revenue recognition policy is in compliance with the terms of the pronouncements.

5.   EARNINGS PER SHARE
     Basic and diluted earnings per share were calculated as follows:


                                                                   Three months ended March 31,
                                               ----------------------------------------------------------------------
     (UNAUDITED)                                            1998                                  1997
                                               --------------------------------      --------------------------------
     (AMOUNTS IN THOUSANDS                                           Per-share                             Per-share
      EXCEPT PER-SHARE DATA)                     Loss      Shares      Amount           Loss      Shares     Amount
-------------------------------------------------------------------------------      --------------------------------
     Net Loss                                  $  (1,417)                              $  (2,118)

     BASIC AND DILUTED EPS
     Loss available to
        common stockholders                    $  (1,417)   17,704    $   (0.08)       $  (2,118)  16,562     $  (0.13)
                                               ---------   --------    --------         --------   --------   ---------
                                               ---------   --------    --------         --------   --------   ---------


     During the periods ended March 31, 1998 and 1997, options to purchase 3,149,482 and 3,160,788 shares of common stock, respectively, and warrants for 1,200,000 and 474,059 shares of common stock, respectively, were outstanding but not included in the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

6.   COMPREHENSIVE INCOME

     Effective in the first quarter of 1998, the Company has adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders. The Company has reclassified earlier financial statements for comparative purposes. The adoption of this standard did not have a material impact on the Company's results of operations.

     There were no tax effects allocated to the components of other comprehensive loss for the three months ended March 31, 1998 and 1997.

     Changes in accumulated other comprehensive loss balances are as follows:

                                     Foreign     Net Unrealized     Accumulated
                                    Currency     Gain (Loss) on        Other
     (UNAUDITED)                   Translation    Marketable       Comprehensive
     (IN THOUSANDS)                Adjustments    Securities            Loss
     ---------------------------------------------------------------------------
     Balance, December 31, 1997    $   (653)     $       88          $     (565)
       Current-period change           (264)            (16)               (280)
                                   ---------     -----------         -----------
     Balance, March 31, 1998       $   (917)     $       72          $     (845)
                                   ---------     -----------         -----------
                                   ---------     -----------         -----------

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

TOTAL REVENUE
The Company's 1998 first quarter revenue of $23.6 million represented a 10% increase compared to the first quarter revenue of the prior year and a 27% decrease compared to revenue in the fourth quarter of the prior year. The revenue increase in the first quarter of the current year over the first quarter of the prior year was primarily attributable to increased sales of maintenance and engineering services. The revenue decrease in the first quarter of the current year compared to the fourth quarter of the prior year was primarily attributable to lower sales in the Asia-Pacific region and certain segments of the U.S. market, particularly those that are heavily dependent on sales to the Asia-Pacific region, somewhat offset by increased sales in the Europe region. See "---Risk Factors: International Sales", "---Risk Factors: Potential Fluctuations in Quarterly Results" and "---Risk Factors: Customer Concentration."

Product revenue for the first quarter of the current year decreased by 4% from the first quarter of 1997, and maintenance and service revenue for the first quarter of the current year increased by 48% over the first quarter of 1997. The increase in maintenance and service revenue was primarily attributable to a larger number of maintenance contracts on customers' installed systems and to increased sales of the Company's custom engineering services.

Product revenue for the quarter decreased 38% from the prior quarter, due mainly to weakness in the Asia-Pacific market, as discussed above. Maintenance and service revenue for the quarter increased 4% over the prior quarter.

International revenue was approximately 33% of total revenue in both the first quarter of the current year and fourth quarter of the prior year, and was 23% of total revenue in the first quarter of the prior year. The increase in international revenue as a percentage of total revenue in the first quarter of the current year over the first quarter of the prior year was primarily due to increased volume of emulation sales in Europe, which was partially offset by decreased volume of emulation sales in the Asia-Pacific region. See "---Risk Factors: International Sales."

GROSS MARGINS
Gross margins were 66% and 68% in the first quarters of the current year and the prior year, respectively, and 73% in the fourth quarter of prior year. The decrease in gross margins in the first quarter of the current year as compared to the fourth quarter of the prior year was due primarily to decreased product sales volume combined with relatively fixed manufacturing costs, somewhat offset by an increase in maintenance and service gross margins due to decreased costs of servicing certain service and maintenance contracts. See "---Risk Factors: Gross Margins."

RESEARCH AND DEVELOPMENT
Research and development expenses increased by 3% in the first quarter of 1998 compared to the first quarter of the previous year. This increase was primarily attributable to increased staffing and prototype and equipment costs necessary to enhance current products and to develop the next generation of emulation and cycle-based simulation products. As a percentage of total revenue, research and development expenses were approximately 25% and 27% for the first quarters of the current year and the previous year, respectively, and 18% for the prior quarter. The Company expects to continue to invest a significant amount of its resources in research and development.

SALES AND MARKETING
Sales and marketing expenses increased by 9% in the first quarter of 1998 compared to the first quarter of the previous year. This increase was largely due to headcount increases to support both domestic and foreign markets. As a percentage of total revenue, sales and marketing expenses were approximately 39% and 40% in the first quarters of the current and prior fiscal years, respectively, and 31% for the prior quarter. The Company expects that sales and marketing expenses will continue to increase in dollar amounts as the Company expands its sales and marketing efforts.

GENERAL AND ADMINISTRATIVE
General and administrative expenses increased by 18% in the first quarter of 1998 compared to the first quarter of the previous year. This increase was largely due to increased legal costs related to a patent infringement lawsuit filed by the Company in January 1996. See "---Part II., Item 1. Legal Proceedings." As a percentage of total revenue, general and administrative expenses were approximately 13% and 12% for the first quarters of the current year and the prior year, respectively, and 10% for the prior quarter. The Company expects general and administrative expenses to increase in 1998 due primarily to continued legal costs.

MERGER RELATED CHARGES
In connection with its merger with SpeedSim, Inc. (the "SpeedSim Merger"), the Company recorded one-time charges of $1.2 million in the first quarter of 1997 that included fees for investment banking, legal and accounting services and other costs of consolidating.

OTHER INCOME, NET
Other income, net increased by $306,000 in the first quarter compared to the first quarter in 1997, due primarily to reduced interest expenses related to the decreased level of debt associated with maturing equipment leases, and increased interest income due to higher average balances of cash and marketable securities.

BENEFIT FROM INCOME TAXES
The effective tax rates of 31% for both the first quarters of 1998 and 1997, respectively, were lower than the statutory federal rate of 35% primarily because of federal and state general business credits, interest income on investments in tax-exempt obligations and benefit from foreign sales corporation.

NET LOSS AND QUARTERLY RESULTS
Net loss in the first quarter of 1998 was $1.4 million, compared to net loss of $2.1 million in the first quarter of 1997. The decrease in net loss was due primarily to restructuring expenses of $1.2 million incurred in first quarter of 1997 related to the SpeedSim Merger, offset by a related reduction in income tax benefit in the first quarter of 1998 over the first quarter of 1997. See "Merger Related Charges" above.

RISK FACTORS
IN ADDITION TO OTHER INFORMATION IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997 AND IN THE DOCUMENTS INCORPORATED BY REFERENCE THEREIN, THE FOLLOWING RISK FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING THE COMPANY AND ITS BUSINESS BECAUSE SUCH FACTORS CURRENTLY HAVE A SIGNIFICANT IMPACT OR MAY HAVE A SIGNIFICANT IMPACT ON THE COMPANY'S BUSINESS, OPERATING RESULTS OR FINANCIAL CONDITION.

POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS
Many of the Company's customers order on an as-needed basis and often delay delivery of firm purchase orders until the commencement dates of such customers' development projects are determined. Moreover, a significant portion of the Company's revenue in each quarter generally results from shipments in the last few weeks of the quarter; therefore, a delay in the shipment of a few orders can have a significant impact upon total revenue and results of operations in a given quarter.

CUSTOMER CONCENTRATION
A relatively limited number of customers have historically accounted for a substantial portion of the Company's revenue. These customers represent early adopters of emulation technology, typically for the design of complex integrated circuits. In particular, the Company's top ten customers represented 69% and 64% of total revenue in the first quarters of 1998 and 1997, respectively. The Company expects that sales of its products to a relatively limited number of customers will continue to account for a high percentage of revenue for the foreseeable future. The loss of a major customer or any reduction in orders by such a customer could have an adverse effect on the Company's financial condition or results of operations. The Company believes that in the future its results of operations in a quarterly period could be impacted by the timing of customer development projects and related purchase orders for the Company's emulation systems, new product announcements and releases by the Company, and economic conditions generally and in the electronics industry specifically.

SOFTWARE REVENUE RECOGNITION
In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), which is effective for transactions entered into in fiscal years beginning after December 15, 1997. SOP 97-2 was amended by Statement of Position 98-4, "Deferral of the Effective Date of Provisions of SOP 97-2, Software Revenue Recognition." Because of the uncertainties related to the outcome of these pronouncements, the impact on the future financial results of the Company is not currently determinable.

INTERNATIONAL SALES
As a significant portion of the Company's total revenue and net income are derived from international operations, fluctuations of the U.S. dollar against foreign currencies and the seasonality of Asia-Pacific, European, and other international markets could impact the Company's results of operations and financial condition in a particular quarter.

Revenue from most international customers is denominated in U.S. dollars. However, receivables from certain other international customers are denominated in local currencies. Such receivables are hedged, where practicable, by forward exchange contracts to minimize the impact of foreign exchange rate movements on the Company's operating results. There have been no material gains or losses associated with the Company's hedging program. However, there can be no assurance that fluctuations in the currency exchange rates in the future will not have a material adverse impact on the receivables derived from foreign currency denominated sales and thus the Company's operating results and financial condition. See Note 2 of the Notes to Consolidated Financial Statements in the Company's 1997 Annual Report to Stockholders.

The Company plans to continue to expand its international sales and distribution channels. However, there can be no assurance that the Company's products will achieve widespread commercial acceptance in international markets in the future. The Company is uncertain whether the recent weakness experienced in the Asia-Pacific markets will continue in the foreseeable future due to extreme currency devaluation and liquidity problems in this region. Additionally, Electronic Design Automation ("EDA") spending budgets of major Japanese electronics firms may be decreased; consequently, sales of the Company's design verification products in Japan may be flat or down. The Company's future international sales may be subject to additional risks associated with international operations, including currency exchange fluctuations, tariff regulations and requirements for export, which licenses may on occasion be delayed or difficult to obtain.

GROSS MARGINS
There can be no assurance that the Company will be able to sustain its recent gross margins. Furthermore, to the extent that the Company's cost reduction goals are achieved, any resulting cost savings that are passed on to the Company's customers may also have an adverse effect on gross margins.

COMPETITION
The EDA industry is highly competitive and rapidly changing. The Company faces significant competition for emulation-based system-level verification and cycle-based simulation, in addition to competition from traditional design verification methodologies which rely on the approach of building and then testing complete system prototypes. Because of the growing demand for a design verification methodology which reduces the number of costly design iterations and improves product quality, the Company expects competition in the market for system-level verification and cycle-based simulation to increase as other companies attempt to introduce emulation and cycle-based simulation products and product enhancements, and as major new EDA technologies may emerge. Moreover, the Company competes with companies that have significantly greater financial, technical and marketing resources, greater name recognition and larger installed bases than the Company. In addition, many of these competitors have established relationships with current and potential customers of the Company. Increased competition could result in price reductions, reduced margins and loss of market share, all of which could materially adversely affect the Company. The Company believes that the principal competitive factors in the EDA market are quality of results, the mission-critical nature of the technology, technical support, product performance, reputation, price and support of industry standards. The
Company believes that it currently competes favorably with respect to these factors. However, there can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

In addition, competitors may resort to litigation as a means of competition. Such litigation may result in substantial costs to the Company and significant diversion of management time. In 1995, Mentor Graphics Corporation ("Mentor") filed suit against the Company for declaratory judgment of noninfringement, invalidity and unenforceability of several of the Company's patents. Several actions between the Company and Mentor were consolidated in the U.S. District Court for the District of Oregon, where six of the Company's patents are now involved in the disputes. The Company has filed counterclaims against Mentor and Mentor's French subsidiary, Meta Systems ("Meta"), for infringement and threatened infringement of those six patents. Mentor has also filed claims against the Company for defamation and tortious interference. In January 1996, the Company filed a complaint with the International Trade Commission, seeking to stop unfair importation of hardware logic emulation systems and components manufactured by Meta on the grounds that such systems infringe the Company's patents. See "---Part I., Item 1. Legal Proceedings." Although patent and intellectual property disputes in the EDA industry are often settled through licensing, cross-licensing or similar arrangements, costs associated with such litigation and arrangements may be substantial.

IMPACT OF THE YEAR 2000 ISSUE
Many existing computer systems, applications and other control devices use computer programs that recognize only two digits rather than four digits to define an applicable year. Therefore, any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000 (the "Year 2000 Issue"). This could result in a system failure or miscalculations causing disruptions of the Company's operations or in the ability of the Company's customers to effectively utilize the Company's design verification products.

Based on recent assessments, the Company has determined that it will be required to modify or replace portions of its software so that its computer systems and design verification products will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications to existing software or conversion to new software, the Year 2000 Issue can be mitigated. However, if such modifications and/or conversions are not made, the Year 2000 Issue could have a material impact on the operations of the Company.

The Company has initiated formal communications with its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issue. However, there can be no assurance that the systems of other companies on which the Company's systems rely will be converted in a timely fashion, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

The Company will utilize both internal and external resources to reprogram or replace, and test software for Year 2000 Issue modifications. The costs and timing of the project to complete the Year 2000 Issue modifications are based on management's best estimates. Management has determined that the costs of the Year 2000 Issue project will not be material to the Company's results of operations, liquidity or capital resources. There can be no assurance that these estimates will be achieved and actual results could differ materially from these estimates. Specific factors that might cause such material difference include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer code, and similar uncertainties.

OTHER RISK FACTORS
Other factors which could adversely affect the Company's quarterly operating results in the future include efficiencies as they relate to managing inventories and fixed assets, the timing of expenditures in anticipation of increased sales, customer product delivery requirements and shortages of components or labor.

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

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents increased by $2.8 million from December 31, 1997 to March 31, 1998. Net cash provided by operations was $9.4 million, due primarily to a decrease of $13.8 million in accounts receivable, and an increase of $3.7 million in deferred revenue, partially offset by a decrease of $7.8 million in accounts payable and accrued liabilities. Net cash used in investing activities was $7.3 million, due primarily to purchases of marketable securities of $8.8 million and cash paid for the acquisition of fixed assets of $3.9 million, partially offset by sales of marketable securities of $5.5 million. Net cash provided by financing activities was $1.0 million, due primarily to proceeds from stock issuances of $1.3 million.

The Company believes that its cash and cash equivalents, together with its existing credit facility and the cash flows expected to be generated by operations, will be sufficient to meet its anticipated cash needs for working capital, capital expenditures and marketing expansion through at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may sell additional equity or debt securities or obtain additional credit facilities.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In January 1996, the Company filed a complaint with the International Trade Commission (the "ITC") in Washington, DC, seeking to stop unfair importation of logic emulation systems manufactured by Meta Systems ("Meta"), a French subsidiary of Mentor Graphics Corporation ("Mentor"). In the complaint, the Company alleges that Mentor's hardware logic emulation systems infringe the Company's patents. In July 1996, an ITC Administrative Law Judge issued an Initial Determination granting a Temporary Exclusion Order stopping the importation of Mentor's emulation systems into the United States, absent the posting of a bond by Mentor. The ITC Initial Determination included a Cease and Desist Order against all sales activities regarding unbonded Mentor emulation products imported into the United States. In August 1996, the ITC ratified the judge's Initial Determination. Mentor and Meta appealed the Temporary Exclusion Order to the Federal Circuit Court of Appeals, asking that the ITC's Interpretation of Quickturn's patent claims be overturned. On August 15, 1997, the Federal Circuit Court of Appeals affirmed the ITC's decision granting temporary relief to the Company and adopted the patent claim interpretation of the ITC as being correct and derived in accordance with the Federal Circuit's case law. Meanwhile, on August 1, 1997, the ITC Administrative Law Judge issued an Initial Determination that Mentor's various emulation systems and components, including software components, infringe five of the Company's patents. The Administrative Law Judge recommended that the ITC issue a Permanent Exclusion Order prohibiting the importation of those systems and components. The Administrative Law Judge further recommended that the ITC issue a Cease and Desist Order prohibiting Mentor from distributing any related software of non-U.S. origin in the United States. On October 2, 1997, the ITC ratified the Administrative Law Judge's Initial Determination. On December 3, 1997, the ITC issued a Permanent Limited Exclusion Order permanently prohibiting the importation of hardware logic emulation systems, subassemblies or components (including software) manufactured by Mentor and/or Meta. At the same time, the ITC issued a Permanent Cease and Desist Order permanently prohibiting Mentor from, among other things, selling, offering for sale or advertising the same hardware logic emulation devices. The period in which President Clinton had to review the ITC's actions expired on February 2, 1998, and the two orders became final by operation of law.

The Company is also engaged in a Federal District Court case with Mentor and Meta involving six of the Company's patents. Mentor and Meta are seeking a declaratory judgment of noninfringement, invalidity and unenforceability of the patents in dispute, and the Company has filed counteractions against Mentor and Meta for infringement and threatened infringement of the six patents. Mentor has also claimed in this Federal District Court case that press releases issued by the Company were defamatory and interfered with Mentor's prospective economic relations. In June 1997, Quickturn filed a motion for preliminary injunction, asking the District Court to prohibit Mentor from manufacturing, assembling, marketing, loaning or otherwise distributing emulation products and components in the United States, which products and components infringe certain claims in Quickturn's U.S. Patent No. 5,036,473. On August 1, 1997, the U.S. District Court in Oregon granted Quickturn's motion for a preliminary injunction against Mentor's domestic emulation activities. The Oregon action is presently set for trial in September 1998.

In August 1997, a preliminary injunction sought by Mentor's German subsidiary, Mentor Graphics (Deutschland) GmbH, was issued by a regional court in Munich, enjoining agents of the Company from making certain statements concerning U.S. litigation matters between the Company and Mentor. The Company has since filed a motion with the regional court in Munich to dismiss this action based on the failure of Mentor's German subsidiary to advance its case within the 6-month statutory limitation.

In October 1997, the Company filed a complaint alleging infringement of the German part of the Company's European Patent No. 0 437 491 B1 against Mentor Graphics (Deutschland) GmbH, in the District Court of Dusseldorf. The main court hearing for this matter is set for March 1999.

In November 1996, Aptix Corporation ("Aptix") filed a suit against the Company, in the U.S. District Court, the Northern District of California, alleging various violations of the antitrust laws and unfair competition. The discovery phase of this case was recently completed.

The Company has mounted vigorous defenses against Mentor's defamation and tortious interference claims and the antitrust and unfair competition claims by Aptix, and recently filed six summary judgment motions against the Aptix claims. The outcome of these actions cannot be predicted with certainty.

In February 1998, Aptix and Meta filed a lawsuit against the Company, in the U.S. District Court, the Northern District of California, alleging infringement of a U.S. patent owned by Aptix and licensed to Meta. The Company is mounting a vigorous defense against this claim. The outcome of this action cannot be predicted with certainty.

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


ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

       Exhibit 27:  Financial Data Schedule

(b) REPORT ON FORM 8-K

A Current Report on Form 8-K dated April 3, 1998 was filed with the Securities and Exchange Commission by the Company to report preliminary financial results for the first quarter of 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              QUICKTURN DESIGN SYSTEMS, INC.
                                              -------------------------------
                                                       (Registrant)

Date:   May 14, 1998                          By: /s/ RAYMOND K. OSTBY
     -------------------                          ---------------------------
                                                  Raymond K. Ostby,
                                                  Vice President, Finance and
                                                  Administration,
                                                  Chief Financial Officer and
                                                  Secretary
                                                  (Principal Accounting Officer
                                                  and Duly Authorized Officer)