Form 10-Q
period 1998-06-30
QUICKTURN DESIGN SYSTEMS INC
filed 1998-08-13
CIK 914252

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

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

                                   NO CHANGE
           ---------------------------------------------------------
         (Former name or former address, if changed since last report)

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

As of July 31, 1998 there were 17,922,518 shares of the registrant's common stock outstanding.

This quarterly report on Form 10-Q contains 23 pages, of which this is page 1.

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        QUICKTURN DESIGN SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


                                                           Three Months Ended             Six Months Ended
                                                                 June 30,                     June 30,
                                                        ------------------------      -----------------------
                                                           1998           1997           1998          1997
                                                        ---------      ---------      ---------     ---------
Revenue
 Product revenue                                        $  14,859      $  18,962      $  29,741     $  34,489
 Maintenance and service revenue                            9,088          7,476         17,771        13,351
                                                        ---------      ---------      ---------     ---------
  Total revenue                                            23,947         26,438         47,512        47,840

Cost of revenue
 Cost of product revenue                                   10,575          7,492         15,666        12,773
 Cost of maintenance and service revenue                    2,981            900          5,994         2,453
                                                        ---------      ---------      ---------     ---------
  Total cost of revenue                                    13,556          8,392         21,660        15,226
                                                        ---------      ---------      ---------     ---------

  Gross profit                                             10,391         18,046         25,852        32,614

Operating expenses
 Research and development                                   6,479          5,884         12,464        11,671
 Sales and marketing                                        9,833          8,787         19,104        17,321
 General and administrative                                 3,699          2,849          6,656         5,357
 Merger related charges                                       ---            ---            ---         1,200
                                                        ---------      ---------      ---------     ---------
  Total operating expenses                                 20,011         17,520         38,224        35,549
                                                        ---------      ---------      ---------     ---------

  Operating income (loss)                                  (9,620)           526        (12,372)       (2,935)

Other income, net                                             789            518          1,487           910
                                                        ---------      ---------      ---------     ---------
 Net income (loss) before provision for
   (benefit from) income taxes                             (8,831)         1,044        (10,885)       (2,025)

Provision for (benefit from) income taxes                  (3,826)           324         (4,463)         (627)
                                                        ---------      ---------      ---------     ---------
 Net income (loss)                                     $   (5,005)        $  720     $   (6,422)    $  (1,398)
                                                        ---------      ---------      ---------     ---------
                                                        ---------      ---------      ---------     ---------


Basic and diluted net income (loss) per share          $    (0.28)       $  0.04       $  (0.36)     $  (0.08)
                                                        ---------      ---------      ---------     ---------
                                                        ---------      ---------      ---------     ---------
Number of shares used in basic earnings
 per share calculation                                     17,804         16,839         17,754        16,701
                                                        ---------      ---------      ---------     ---------
                                                        ---------      ---------      ---------     ---------
Number of shares used in diluted earnings
 per share calculation                                     17,804         18,025         17,754        16,701
                                                        ---------      ---------      ---------     ---------
                                                        ---------      ---------      ---------     ---------


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                       QUICKTURN DESIGN SYSTEMS, INC.
          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                           (AMOUNTS IN THOUSANDS)
                                 (UNAUDITED)


                                                          Three Months Ended               Six Months Ended
                                                               June 30,                        June 30,
                                                       ------------------------        ------------------------
                                                         1998            1997            1998            1997
                                                       --------        --------        --------        --------
Net income (loss)                                      $ (5,005)       $    720        $ (6,422)       $ (1,398)

Other comprehensive income (loss)
 Foreign currency translation adjustment                   (239)            487            (503)            (75)
                                                       --------        --------        --------        --------

 Unrealized gain (loss) on securities
  Unrealized holding gain (loss)
   arising during period                                     (9)            131             (16)             (7)
  Less:  reclassification adjustment
   for gain included in net loss                           ---             ---               (9)           ---
                                                       --------        --------        --------        --------
 Net unrealized gain (loss) on securities                    (9)            131             (25)             (7)
                                                       --------        --------        --------        --------

 Total other comprehensive income (loss)                   (248)            618            (528)            (82)
                                                       --------        --------        --------        --------

Comprehensive income (loss)                            $ (5,253)       $  1,338        $ (6,950)       $ (1,480)
                                                       --------        --------        --------        --------
                                                       --------        --------        --------        --------


  The accompanying notes are an integral part of these consolidated financial statements.

                         QUICKTURN DESIGN SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


                                                         June 30,    December 31,
                                                           1998          1997
                                                       ----------     ---------
ASSETS                                                 (unaudited)
 Current assets
  Cash and cash equivalents                              $ 18,034      $ 14,589
  Marketable securities                                    18,995        18,219
  Accounts receivable, net of allowance for doubtful
    accounts of $1,840 in 1998 and 1997                    16,203        31,709
  Inventories                                               5,008        10,899
  Prepaid expenses and other current assets                 4,134         4,324
  Deferred income taxes                                     8,697         8,697
                                                       ----------     ---------
    Total current assets                                   71,071        88,437
  Marketable securities                                    21,568        20,326
  Fixed assets, net                                        14,034        11,118
  Deferred income taxes                                     8,029         8,029
  Other assets                                              1,344         1,282
                                                       ----------     ---------
     Total assets                                       $ 116,046     $ 129,192
                                                       ----------     ---------
                                                       ----------     ---------

LIABILITIES
 Current liabilities
  Short term debt                                          $  715      $  1,095
  Accounts payable                                          3,672         6,231
  Accrued liabilities                                      15,584        20,351
  Deferred revenue                                         10,191         9,617
                                                       ----------     ---------
     Total current liabilities                             30,162        37,294
                                                       ----------     ---------
     Total liabilities                                     30,162        37,294
                                                       ----------     ---------
STOCKHOLDERS' EQUITY
  Common stock, $.001 par value:
     Authorized: 40,000,000 shares;
     Issued and outstanding: 17,903,336 shares in 1998;
     17,606,006 shares in 1997                                 18            18
  Additional paid-in capital                               92,525        91,122
  Deferred compensation                                      (419)         (573)
  Retained earnings                                        (4,526)        1,896
  Accumulated other comprehensive loss                     (1,093)         (565)
  Treasury stock at cost
    (85,000 shares in 1998; none in 1997)                    (621)         ---
                                                       ----------     ---------
     Total stockholders' equity                            85,884        91,898
                                                       ----------     ---------
     Total liabilities and stockholders' equity        $  116,046    $  129,192
                                                       ----------     ---------
                                                       ----------     ---------


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                        QUICKTURN DESIGN SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (AMOUNTS IN THOUSANDS)

                                                                               Six Months Ended
                                                                                    June 30,
                                                                           ------------------------
                                                                              1998            1997
                                                                           ----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                   $   (6,422)    $  (1,398)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities
 Depreciation and amortization                                                  3,345         3,436
 Amortization of deferred compensation                                             71            97
 Gain on sale of marketable securities                                             (9)         ---
Changes in current assets and liabilities
 Accounts receivable                                                           15,506         1,332
 Inventories                                                                    5,891        (4,593)
 Prepaid expenses and other current assets                                        190           589
 Accounts payable and accrued liabilities                                      (7,326)       (1,591)
 Deferred revenue                                                                 574           241
                                                                           ----------     ---------
    Net cash provided by (used in) operating activities                        11,820        (1,887)
                                                                           ----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of fixed assets                                                   (6,161)       (2,066)
 Sale of marketable securities                                                 12,029         8,055
 Purchase of marketable securities                                            (14,063)      (13,480)
 Purchase of Arkos                                                                ---        (5,000)
 Increase (decrease) in other assets                                             (162)        1,157
                                                                           ----------     ---------
    Net cash used in investing activities                                      (8,357)      (11,334)
                                                                           ----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payments of debt                                                                (380)       (1,062)
 Proceeds from stock issuances                                                  1,486         1,593
 Repurchase of treasury shares                                                   (621)         ---
                                                                           ----------     ---------
    Net cash provided by financing activities                                     485           531
                                                                           ----------     ---------

Effect of exchange rates on cash and cash equivalents                            (503)          (76)

Net increase (decrease) in cash and cash equivalents                            3,445       (12,766)
Cash and cash equivalents at beginning of year                                 14,589        25,790
                                                                           ----------     ---------
Cash and cash equivalents at end of period                                  $  18,034     $  13,024
                                                                           ----------     ---------
                                                                           ----------     ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for:
    Interest                                                                $      32     $     172
    Income taxes                                                            $     566     $   2,384
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
 Unrealized holding losses on marketable securities                         $      16     $       7
 Accrued costs related to Arkos purchase                                    $   ---       $   2,000
 Common stock and warrants issued in Arkos purchase                         $   ---       $   9,500


The accompanying notes are an integral part of these consolidated financial statements.

                           QUICKTURN DESIGN SYSTEMS, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
   The condensed consolidated financial statements are unaudited (except for the balance sheet information as of December 31, 1997, which is derived from the Company's audited financial statements) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1997 Annual Report to Stockholders. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1998, or any future interim period.

2. INVENTORIES
   Inventories comprise:


                                                         June 30,   December 31,
    (IN THOUSANDS)                                         1998         1997
--------------------------------------------------------------------------------
                                                       (UNAUDITED)
    Raw materials                                        $  4,043     $   6,780
    Work in process                                           965         4,119
                                                         --------     ---------
                                                         $  5,008     $  10,899
                                                         --------     ---------
                                                         --------     ---------

     In the second quarter of 1998, the Company incurred an inventory obsolescence charge of $5.7 million in connection with the introduction of its Mercury-TM- Design Verification System.

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

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheets and measure those instruments at fair value. This statement becomes effective for the
    Company for fiscal years beginning after December 15, 1999.   The Company
    is evaluating the requirements of SFAS 133 and the effects, if any, on the Company's current reporting and disclosures.

5.  STOCK REPURCHASE PROGRAM
    In April 1998, the Board of Directors authorized the repurchase of shares of the Company's common stock, at management's discretion, for total expenditures of up to $10 million. Shares repurchased under this program are expected to be used for issuance upon exercise of employee stock options previously granted or to be granted in the future under the Company's employee stock plans, thereby reducing the potential dilution that might otherwise result from such exercises. The Company's repurchases of shares of common stock are recorded as "Treasury stock at cost" and result in a reduction of "Stockholders' Equity." As of June 30, 1998, 85,000 shares of common stock at an average per share cost of $7.312 had been repurchased under this Stock Repurchase Program.

6.  STOCK OPTION REPRICING
    In June 1998, the Company offered employees the right to cancel certain outstanding stock options at original exercise prices and receive new options with a new exercise price. The new exercise price is $7.438 per share, based on the closing price of the common stock on the last trading day prior to the date individual employees accepted the repricing offer. Options to purchase a total of 1,546,503 shares at original exercise prices ranging from $7.813 to $19.000 per share were cancelled and new options to purchase an equivalent number of shares were issued in June 1998. Vesting under the new options commences on the original vesting dates, and occurs over a new vesting period of five years. Furthermore, the Company amended its stock option plans to require stockholders' approval of future repricings of stock options.

7.  EARNINGS PER SHARE

    Basic and diluted earnings per share were calculated as follows:


                                                                           Three Months Ended June 30,
                                             ----------------------------------------------------------------------------------
                                                                  1998                                 1997
   (UNAUDITED)                               ------------------------------------------  --------------------------------------
   (AMOUNTS IN THOUSANDS                           Net                        Per-share     Net                   Per-share
    EXCEPT PER-SHARE DATA)                        Loss           Shares         Amount     Income      Shares       Amount
---------------------------------------------------------------------------------------  --------------------------------------
  Net income (loss)                            $  (5,005)                                  $  720

  BASIC EPS
  Income (loss) available to                   ----------                                --------
     common stockholders                          (5,005)        17,804         (0.28)        720      16,839         0.04

  EFFECT OF DILUTIVE SECURITIES
  Stock options                                                     ---                                 1,186

  DILUTED EPS
  Income (loss) available to                   ----------        -------                 --------     -------
     common stockholders                       $  (5,005)         17,804      $ (0.28)     $  720      18,025        $0.04
                                               ----------        -------      --------   --------     -------       ------
                                               ----------        -------      --------   --------     -------       ------


                                                                            Six Months Ended June 30,
                                             ----------------------------------------------------------------------------------
                                                                  1998                                 1997
   (UNAUDITED)                               ------------------------------------------  --------------------------------------
   (AMOUNTS IN THOUSANDS                           Net                        Per-share     Net                   Per-share
    EXCEPT PER-SHARE DATA)                        Loss           Shares         Amount     Loss       Shares       Amount
---------------------------------------------------------------------------------------  --------------------------------------
  Net loss                                    $  (6,422)                                 $ (1,398)

  BASIC AND DILUTED EPS
  Loss available to                           ----------                                 ---------
     common stockholders                      $  (6,422)         17,754       $  (0.36)  $ (1,398)     16,701     $  (0.08)
                                              ----------        -------       ---------  ---------    -------     ---------
                                              ----------        -------       ---------  ---------    -------     ---------


At June 30, 1998 and 1997, options to purchase 3,699,274 and 3,230,751 shares of common stock, respectively, and, warrants for 1,200,000 shares of common stock, were outstanding but not included in the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

8.  COMPREHENSIVE INCOME

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

    There were no tax effects allocated to the components of other comprehensive loss for the six months ended June 30, 1998 and 1997.

    Changes in accumulated other comprehensive loss balances are as follows:


                                                        Foreign       Net Unrealized      Accumulated
                                                       Currency       Gain (Loss) on         Other
   (UNAUDITED)                                        Translation       Marketable       Comprehensive
   (IN THOUSANDS)                                     Adjustments       Securities            Loss
   ---------------------------------------------------------------------------------------------------
   For the Six Months Ended June 30, 1998:

   Balance, December 31, 1997                           $    (653)          $  88            $  (565)
      Current-period change                                  (503)            (25)              (528)
                                                        ----------          ------           --------
   Balance, June 30, 1998                               $  (1,156)          $  63            $(1,093)
                                                        ----------          ------           --------
                                                        ----------          ------           --------


ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

TOTAL REVENUE
The Company's 1998 second quarter revenue of $23.9 million represented a 9% decrease compared to the second quarter revenue of the prior year. Revenue for the first six months of 1998 of $47.5 million decreased 1% compared to the first six months of the prior year. The decrease in revenue was attributable primarily to continued lower sales in the Asia-Pacific region, particularly in Japan, somewhat offset by increased North American and European sales. See "---Risk Factors: International Sales", "---Risk
Factors:  Potential Fluctuations in Quarterly Results", "---Risk Factors:
Customer Concentration", "---Risk Factors: New Product Transition", "---Risk
Factors: Software Revenue Recognition" and "---Risk Factors: Dependence Upon Certain Suppliers."

Product revenue for the second quarter of the current year decreased by 22% from the second quarter of 1997. For the first six months of the current year, product revenue decreased by 14% from the first six months of the prior year. The decrease in product revenue was due primarily to the weakness in the Asia-Pacific market, as discussed above.

Maintenance and service revenue for the second quarter of the current year increased by 22% over the second quarter of 1997. For the first six months of the current year, maintenance and service revenue increased by 33% over the first six months of the prior year. The increase in maintenance and service revenue was attributable primarily to a larger number of maintenance contracts on customers' installed systems and to increased sales of the Company's custom engineering services.

International revenue accounted for approximately 21% and 41% of total revenue in the second quarters of the current and prior years, respectively. For the first six months of the current and prior years, international revenue was approximately 27% and 33% of total revenue, respectively. The decrease in international revenue as a percentage of total revenue was due primarily to the decreased volume of sales in the Asia-Pacific region, slightly offset by an increased volume of sales in Europe. Revenue in the Asia-Pacific region for the 1998 second quarter decreased by 78% from 1997 second quarter and decreased by 52% in the first six months of 1998 from the first six months of 1997. See "---Risk Factors: International Sales."

GROSS MARGINS
Gross margins in the second quarter and the first six months of 1998 were 43% and 54%, respectively, which included an inventory obsolescence charge of $5.7 million in the second quarter of 1998. The inventory obsolescence charge resulted from the introduction of the Company's Mercury Design Verification System. Gross margins excluding the inventory obsolescence charge in the second quarter and the first six months of 1998 were 67% and 66%, respectively, as compared to 68% in both the second quarter and the first six months of 1997. The decrease in gross margins, excluding the inventory obsolescence charge, was attributable primarily to decreased maintenance and service gross margins due to increased field support requirements to service new and existing contracts. See "---Risk Factors: Gross Margins."

RESEARCH AND DEVELOPMENT
Research and development expenses increased by 10% in the second quarter of 1998 compared to the second quarter of the previous year. This increase was primarily attributable to increased staffing and prototype and equipment costs necessary to enhance current products and to develop the next generation emulation and cycle-based simulation products. As a percentage of total revenue, research and development expenses were approximately 27% and 22% for the second quarters of the current and previous years, respectively. For the first six months in the current and prior fiscal years, research and development expenses were 26% and 24% of total revenue, respectively. The Company expects to continue to invest a significant amount of its resources in research and development.

SALES AND MARKETING
Sales and marketing expenses increased 12% in the second quarter of 1998 compared to the second quarter of the previous year. This increase was largely due to headcount increases to support both domestic and foreign markets, and new product marketing efforts in the second quarter of 1998. As a percentage of total revenue, sales and marketing expenses were approximately 41% and 33% in the second quarters of the current and prior years, respectively. For the first six months in the current and prior years, sales and marketing expenses were 40% and 36% of total revenue, respectively. The Company expects that sales and marketing expenses will continue to increase in absolute dollar amounts as the Company expands its sales and marketing efforts.

GENERAL AND ADMINISTRATIVE
General and administrative expenses increased by 30% in the second quarter of 1998 compared to the second quarter of the previous year. This increase was due largely to increased legal costs related to a patent infringement lawsuit filed by the Company in January 1996, and various other legal proceedings. See "---Part II., Item 1. Legal Proceedings." As a percentage of total revenue, general and administrative expenses were approximately 15% and 11% for the second quarters of the current and prior years, respectively.
For the first six months in the current and prior years, general and administrative expenses were 14% and 11% of total revenue, respectively. The Company expects general and administrative expenses to increase in 1998 due primarily to continued legal costs.

MERGER RELATED CHARGES
In connection with its merger with SpeedSim, Inc. (the "SpeedSim Merger"), the Company recorded one-time charges of $1.2 million in the first quarter of 1997 that included fees for investment banking, legal and accounting services and other costs of consolidating.

OTHER INCOME, NET
Other income, net increased by $271,000 in the second quarter and by $577,000 in the first six months of 1998 compared to the second quarter and first six months of 1997, respectively. The increases were due primarily to reduced interest expenses related to the decreased level of debt associated with maturing equipment leases, and increased interest income due to higher average balances of cash and marketable securities.

PROVISION FOR (BENEFIT FROM) INCOME TAXES
The tax benefits of 43% and 41% for the second quarter and first six months of 1998, respectively, are in excess of the federal statutory rate of 35% primarily because of federal and state general business credits and interest income on investments in tax-exempt obligations. The tax expense of 31% for both the second quarter and first six months of 1997 is less than the statutory federal rate of 35% primarily because of federal and state general business credits, interest income on investments in tax-exempt obligations and benefit from foreign sales corporation.

NET INCOME (LOSS) AND QUARTERLY RESULTS
Net loss in the second quarter of 1998 was $5.0 million, which included the inventory obsolescence charge of $5.7 million offset by the related income tax benefit of $2.5 million. Net loss in the second quarter of 1998 excluding the inventory obsolescence charge and its related income tax benefit was $1.8 million, compared to net income of $720,000 in the second quarter of 1997. This decrease in net income excluding the inventory obsolescence charge was due primarily to a decrease in revenue and an increase in operating expenses. See "Gross Margins" above.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents increased by $3.4 million from December 31, 1997 to June 30, 1998. Net cash provided by operations was $11.8 million, due primarily to decreased accounts receivable of $15.5 million, decreased inventories of $5.9 million and depreciation and amortization of $3.3 million, partially offset by a net loss of $6.4 million and decreased accounts payable and accrued liabilities of $7.3 million. Net cash used in investing activities was $8.3 million, due primarily to purchases of marketable securities of $14.1 million and cash paid for the acquisition of fixed assets of $6.2 million, partially offset by sales of marketable
securities of $12.0 million.   Net cash provided by financing activities was
$485,000, due primarily to proceeds from stock issuances of $1.5 million, partially offset by the repurchase of treasury shares of $621,000.

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

POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS.
Many of the Company's customers order on an as-needed basis and often delay delivery of firm purchase orders until the commencement dates of such customers' development projects are determined. Moreover, a significant portion of the Company's revenue in each quarter generally results from shipments in the last few weeks of the quarter; therefore, a delay in the shipment of a few orders can have a significant impact upon total revenue and results of operations in a given quarter.

CUSTOMER CONCENTRATION
A relatively limited number of customers have historically accounted for a substantial portion of the Company's revenue. These customers represent early adopters of emulation technology, typically for the design of complex integrated circuits. In particular, the Company's top ten customers represented 56% and 53% of total revenue in the second quarters of 1998 and 1997, respectively. In the first six months of 1998 and 1997, the top ten customers accounted for 52% and 43% of total revenue, respectively. The Company expects that sales of its products to a relatively limited number of customers will continue to account for a high percentage of revenue for the foreseeable future. The loss of a major customer or any reduction in orders by such a customer could have an adverse effect on the Company's financial condition or results of operations. The Company believes that in the future its results of operations in a quarterly period could be impacted by the timing of customer development projects and related purchase orders for the Company's emulation systems, new product announcements and releases by the Company, and economic conditions generally and in the electronics industry specifically.

NEW PRODUCT TRANSITION
In June 1998, the Company announced its new Mercury Design Verification System, which is designed to replace certain of the Company's existing emulation product offerings. There can be no assurance that this announcement will not cause customers to defer purchases of the Company's existing emulation products, or that the transition to the new Mercury System will not be disrupted due to slow market acceptance or due to disruptions in manufacturing or component availability, all of which could materially adversely affect the Company's results of operations.

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

The Company plans to continue to expand its international sales and distribution channels. However, there can be no assurance that the Company's products will achieve widespread commercial acceptance in international markets in the future. The Company is uncertain whether the recent weakness experienced in the Asia-Pacific markets will continue in the foreseeable future due to extreme currency devaluation and liquidity problems in this region. Additionally, Electronic Design Automation ("EDA") spending budgets of major Japanese electronics firms may be decreased; consequently, sales of the Company's design verification products in Japan may continue to be down in the foreseeable future. The Company's future international sales may be subject to additional risks associated with international operations, including currency exchange fluctuations, tariff regulations and requirements for export, which licenses may on occasion be delayed or difficult to obtain.

DEPENDENCE UPON CERTAIN SUPPLIERS
Certain key components and board assemblies used in the Company's emulation products are presently available from sole or limited sources. The inability to develop alternate sources for these sole or limited sources or to obtain sufficient quantities of these components or board assemblies could result in delays or reductions in product shipments which could adversely affect the Company's results of operations. In particular, the Company currently relies on Xilinx, Inc. ("Xilinx") for its supply of field programmable gate arrays ("FPGAs") and on General Dynamics ("GD") for its computer board assemblies. If for any reason there were to be a reduction or interruption of FPGA supply or board assemblies to the Company, the Company's results of operations would be materially adversely affected. Although the Company believes that it can eventually obtain FPGAs and board assemblies from alternate sources in the event of a reduction or interruption of FPGA supply or board assemblies from Xilinx or GD, a significant amount of time and resources would be required to redesign the Company's emulation systems and software to accommodate an alternate FPGA supplier or board assembler. In such event, the Company's results of operations could be materially adversely affected. The Company currently mitigates this risk by maintaining inventory of these components in excess of its near-term forecasted requirements. However, there can be no assurance that these measures will be adequate to alleviate any future supply problems.

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

In addition, competitors may resort to litigation as a means of competition. Such litigation may result in substantial costs to the Company and significant diversion of management time. In 1995, Mentor Graphics Corporation ("Mentor") filed suit against the Company for declaratory judgment of noninfringement, invalidity and unenforceability of several of the Company's patents. Several actions between the Company and Mentor were consolidated in the U.S. District Court for the District of Oregon, where six of the Company's patents are now involved in the disputes. The Company has filed counterclaims against Mentor and Mentor's French subsidiary, Meta Systems ("Meta"), for infringement and threatened infringement of those six patents. Mentor has also filed claims against the Company for defamation and tortious interference. In January 1996, the Company filed a complaint with the International Trade Commission, seeking to stop unfair importation of hardware logic emulation systems and components manufactured by Meta on the grounds that such systems infringe the Company's patents. The Company is also involved in litigation with Mentor's subsidiary in Germany and with Aptix Corporation and Meta in the U.S. District Court, the Northern District of California. See "---Part II., Item 1. Legal Proceedings." Although patent and intellectual property disputes in the EDA industry are often settled through licensing, cross-licensing or similar arrangements, costs associated with such litigation and arrangements may be substantial.

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

The Company will utilize both internal and external resources to reprogram or replace, and test software for Year 2000 Issue modifications. The costs and timing of the project to complete the Year 2000 Issue modifications are based on management's best estimates. Management currently estimates the total costs of the Year 2000 Issue project at $500,000. There can be no assurance that these estimates will be achieved and actual results could differ materially from these estimates. Specific factors that might cause such material difference include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer code, and similar uncertainties.

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

ITEM 3 IS NOT APPLICABLE AND HAS BEEN OMITTED.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In January 1996, the Company filed a complaint with the International Trade Commission (the "ITC") in Washington, DC, seeking to stop unfair importation of logic emulation systems manufactured by Meta Systems ("Meta"), a French subsidiary of Mentor Graphics Corporation ("Mentor"). In the complaint, the Company alleges that Mentor's hardware logic emulation systems infringe the Company's patents. The Company sought and received in August 1996, temporary relief from the ITC in the form of Temporary Exclusion and Temporary Cease and Desist Orders. The Federal Circuit Court of Appeals affirmed the ITC's issuance of temporary relief in August 1997. In December 1997, the ITC issued: (1) a Permanent Limited Exclusion Order which permanently prohibits the importation of hardware logic emulation system, subassemblies or components manufactured by Mentor and/or Meta, and (2) a Permanent Cease and Desist Order permanently prohibiting Mentor from, among other things, selling, offering for sale or advertising the same hardware logic emulation devices. The ITC's two orders remain in effect until April 28, 2009, the latest expiration date of the Company's patents involved in the investigation.

The Company is also engaged in a Federal District Court case with Mentor and Meta involving six of the Company's patents. Mentor and Meta are seeking a declaratory judgment of noninfringement, invalidity and unenforceability of the patents in dispute, and the Company has filed counteractions against Mentor and Meta for infringement and threatened infringement of the six patents. Mentor has also claimed in this Federal District Court case that press releases issued by the Company were defamatory and interfered with Mentor's prospective economic relations. In June 1997, Quickturn filed a motion for preliminary injunction, asking the District Court to prohibit Mentor from manufacturing, assembling, marketing, loaning or otherwise distributing emulation products and components in the United States, which products and components infringe certain claims in Quickturn's U.S. Patent No. 5,036,473. On August 1, 1997, the U.S. District Court in Oregon granted Quickturn's motion for a preliminary injunction against Mentor's domestic emulation activities. The Federal Circuit Court of Appeals affirmed the Oregon District Court's decision on August 5, 1998. The Oregon action is presently set for trial in December 1998.

In August 1997, a preliminary injunction sought by Mentor's German subsidiary, Mentor Graphics (Deutschland) GmbH, was issued by a regional court in Munich, enjoining agents of the Company from making certain statements concerning U.S. litigation matters between the Company and Mentor. In May 1998, the Munich District Court set aside the preliminary injunction based on the failure of Mentor's German subsidiary to advance its case within the six-month statutory limitation.

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

The Company has mounted vigorous defenses against Mentor's defamation and tortious interference claims and the antitrust and unfair competition claims by Aptix, and recently argued six summary judgment motions against the Aptix claims before the court. The outcome of these actions cannot be predicted with certainty.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on April 17, 1998, the following members were elected to the Board of Directors:


                                                         Votes           Votes
                                                          For           Withheld
                                                       -------------------------
Richard C. Alberding                                   14,619,283        562,549
Glen M. Antle                                          14,997,346        184,486
Michael R. D'Amour                                     14,997,428        184,404
Dr. Yen-Son (Paul) Huang                               14,997,428        184,404
Dr. David K. Lam                                       14,999,083        182,749
Keith R. Lobo                                          14,976,420        205,412


The following proposal was approved at the Company's Annual Meeting:


                                                                  Votes
                                         Votes         Votes    Abstained/
                                          For         Against    Not Voted
                                       -----------------------------------
Ratification of appointment of
PricewaterhouseCoopers LLP as
independent accountants.               15,131,430      36,042      14,360

ITEM 5.  OTHER INFORMATION

On August 12, 1998 the Company announced, in response to Mentor Graphics Corporation's unsolicited tender offer for all outstanding shares of the Company, that the Company's board of directors will study the offer and make its recommendation to shareholders in due course. In the meantime, the Company urges all its shareholders to take no action with respect to the Mentor Graphics offer and any related activities until the Company's board of directors has made its recommendation. The press release announcing the response of the Board of Directors of the Company is attached hereto as
Exhibit 99.1.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    Exhibit 27:  Financial Data Schedule

    Exhibit 99.1 Press Release of Quickturn Design Systems, Inc. dated August
                 12, 1998.

(b) REPORT ON FORM 8-K

    No reports on Form 8-K were filed in the quarter ended June 30, 1998.

ITEMS 2 AND 3 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            QUICKTURN DESIGN SYSTEMS, Inc.
                                          ----------------------------------
                                                   (Registrant)


Date:      August 13, 1998                  By:   /s/    RAYMOND K. OSTBY
       ----------------------                     -----------------------
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