Form 10-Q
period 1998-09-30
QUICKTURN DESIGN SYSTEMS INC
filed 1998-11-13
CIK 914252

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      (Mark One)

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

As of October 31, 1998 there were 18,077,059 shares of the registrant's common stock outstanding.

This quarterly report on Form 10-Q contains 26 pages, of which this is page 1.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         QUICKTURN DESIGN SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                Three Months Ended       Nine Months Ended
                                                   September 30,          September 30,
                                                -------------------      ------------------
                                                  1998        1997        1998        1997
                                                -------     --------    --------    --------
Revenue
  Product revenue                               $15,556     $ 22,174    $ 45,297    $ 56,663
  Maintenance and service revenue                10,021        7,890      27,792      21,241
                                                -------     --------    --------    --------
     Total revenue                               25,577       30,064      73,089      77,904

Cost of revenue
  Cost of product revenue                         4,494        6,420      20,160      19,193
  Cost of maintenance and service revenue         2,895        2,393       8,889       4,846
                                                -------     --------    --------    --------
     Total cost of revenue                        7,389        8,813      29,049      24,039
                                                -------     --------    --------    --------

     Gross profit                                18,188       21,251      44,040      53,865

Operating expenses
   Research and development                       5,347        5,884      17,811      17,555
   Sales and marketing                            9,389        9,389      28,493      26,710
   General and administrative                     6,940        3,034      13,596       8,391
   Acquisition and merger related charges           ---       18,031         ---      19,231
                                                -------     --------    --------    --------
     Total operating expenses                    21,676       36,338      59,900      71,887
                                                -------     --------    --------    --------

     Operating loss                              (3,488)     (15,087)    (15,860)    (18,022)

Other income, net                                   734          636       2,221       1,546
                                                -------     --------    --------    --------
   Net loss before benefit from
      income taxes                               (2,754)     (14,451)    (13,639)    (16,476)

Benefit from income taxes                        (1,129)      (6,925)     (5,592)     (7,552)
                                                -------     --------    --------    --------
   Net loss                                    $ (1,625)    $ (7,526)   $ (8,047)   $ (8,924)
                                                -------     --------    --------    --------
                                                -------     --------    --------    --------

Basic and diluted net loss per share           $  (0.09)    $  (0.43)   $  (0.45)   $  (0.53)
                                                -------     --------    --------    --------
                                                -------     --------    --------    --------

Number of shares used in earnings
  per share calculations                         17,809       17,462      17,772      16,954
                                                -------     --------    --------    --------
                                                -------     --------    --------    --------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         QUICKTURN DESIGN SYSTEMS, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                        Three Months Ended              Nine Months Ended
                                                           September 30,                  September 30,
                                                    ----------------------------   ----------------------------
                                                        1998           1997            1998           1997
                                                    -------------  -------------   -------------  -------------
Net loss                                            $     (1,625)  $     (7,526)   $     (8,047)  $     (8,924)

Other comprehensive income (loss)
    Foreign currency translation adjustment                  (24)          (226)           (527)          (301)
                                                    -------------  -------------   -------------  -------------

    Unrealized gains on securities
      Unrealized holding gains arising during period         203             75             187             68
      Less:  reclassification adjustment
        for gain included in net loss                         (6)           ---             (15)           ---
                                                    -------------  -------------   -------------  -------------
    Net unrealized gain on securities                        197             75             172             68
                                                    -------------  -------------   -------------  -------------

    Total other comprehensive income (loss)                  173           (151)           (355)          (233)
                                                    -------------  -------------   -------------  -------------

Comprehensive loss                                  $     (1,452)  $     (7,677)   $     (8,402)  $     (9,157)
                                                    -------------  -------------   -------------  -------------
                                                    -------------  -------------   -------------  -------------


The accompanying notes are an integral part of these consolidated financial statements.

                         QUICKTURN DESIGN SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                                  September 30,         December 31,
                                                                       1998                 1997
                                                                 -----------------    -----------------
                                                                   (unaudited)
ASSETS
    Current assets
      Cash and cash equivalents                                  $         25,182     $         14,589
      Marketable securities                                                12,610               18,219
      Accounts receivable,  net of allowance for doubtful
          accounts of $1,840 in 1998 and 1997                              17,486               31,709
      Inventories                                                           6,932               10,899
      Prepaid expenses and other current assets                             4,000                4,324
      Deferred income taxes                                                 8,697                8,697
                                                                 -----------------    -----------------
          Total current assets                                             74,907               88,437
    Marketable securities                                                  20,995               20,326
    Fixed assets, net                                                      12,838               11,118
    Deferred income taxes                                                   8,029                8,029
    Other assets                                                            1,301                1,282
                                                                 -----------------    -----------------
          Total assets                                           $        118,070     $        129,192
                                                                 -----------------    -----------------
                                                                 -----------------    -----------------

LIABILITIES
    Current liabilities
      Short term debt                                            $            ---     $          1,095
      Accounts payable                                                      4,840                6,231
      Accrued liabilities                                                  19,914               20,351
      Deferred revenue                                                      8,460                9,617
                                                                 -----------------    -----------------
           Total current liabilities                                       33,214               37,294
                                                                 -----------------    -----------------
           Total liabilities                                               33,214               37,294
                                                                 -----------------    -----------------
STOCKHOLDERS' EQUITY
      Common stock, $.001 par value:
        Authorized:  40,000,000 shares;
        Issued and outstanding: 18,062,179 shares in 1998;
        17,606,006 shares in 1997                                              18                   18
      Additional paid-in capital                                           93,751               91,122
      Deferred compensation                                                  (382)                (573)
      Retained earnings (deficit)                                          (6,150)               1,896
      Accumulated other comprehensive loss                                   (920)                (565)
      Treasury stock at cost
           (195,000 shares in 1998; none in 1997)                          (1,461)                 ---
                                                                 -----------------    -----------------
           Total stockholders' equity                                      84,856               91,898
                                                                 -----------------    -----------------
           Total liabilities and stockholders' equity            $        118,070     $        129,192
                                                                 -----------------    -----------------
                                                                 -----------------    -----------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         QUICKTURN DESIGN SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                          Nine months ended
                                                                            September 30,
                                                                   --------------------------------
                                                                        1998             1997
                                                                   ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                            $     (8,047)     $    (8,924)
Adjustments to reconcile net loss to net cash
provided by operating activities
    Depreciation and amortization                                          5,193            6,075
    Amortization of deferred compensation                                    108              146
    Gain on sale of marketable securities                                    (15)             ---
    Write off of Arkos Acquisition                                           ---           18,031
Changes in current assets and liabilities
    Accounts receivable                                                   14,223           (3,763)
    Inventories                                                            3,967           (4,199)
    Prepaid expenses and other current assets                                324              327
    Deferred tax asset                                                       ---           (6,925)
    Accounts payable and accrued liabilities                              (1,828)           4,472
    Deferred revenue                                                      (1,157)          (1,270)
                                                                   --------------   ---------------
         Net cash provided by operating activities                        12,768            3,970
                                                                   --------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of fixed assets                                           (6,763)          (5,077)
    Sale of marketable securities                                         23,871           12,055
    Purchase of marketable securities                                    (18,744)         (16,235)
    Purchase of Arkos Design, Inc.                                           ---           (5,000)
    Increase (decrease) in other assets                                     (169)           1,279
                                                                   ---------------  ---------------
         Net cash used in investing activities                            (1,805)         (12,978)
                                                                   ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Payment of debt                                                       (1,095)          (2,065)
    Proceeds from stock issuances                                          2,713            2,974
    Repurchase of treasury shares                                         (1,461)             ---
                                                                   --------------   ---------------
         Net cash provided by financing activities                           157              909
                                                                   --------------   ---------------

Effect of exchange rates on cash and cash equivalents                       (527)            (301)

Net increase (decrease) in cash and cash equivalents                      10,593           (8,400)
Cash and cash equivalents at beginning of year                            14,589           25,790
                                                                   --------------   ---------------
Cash and cash equivalents at end of period                          $     25,182      $    17,390
                                                                   --------------   ---------------
                                                                   --------------   ---------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for:
       Interest                                                     $         51     $        232
       Income taxes                                                 $        497     $      2,494
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
    Unrealized holding gains on marketable securities               $        187     $         68
    Increase in inventory reserves related to Arkos Acquisition     $        ---     $      4,172
    Assets acquired in Arkos Acquisition                            $        ---     $        641
    Common stock and warrants issued in Arkos Acquisition           $        ---     $      9,500

The accompanying notes are an integral part of these consolidated financial statements.

                        QUICKTURN DESIGN SYSTEMS, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION
       The condensed consolidated financial statements are unaudited (except for the balance sheet information as of December 31, 1997, which is derived from the Company's audited financial statements) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1997 Annual Report to Stockholders. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1998, or any future interim period.

2.     INVENTORIES
       Inventories comprise:

                                                 September 30,           December 31,
       (IN THOUSANDS)                                1998                    1997
       ---------------------------------------------------------------------------------
                                                  (UNAUDITED)
       Raw materials                              $      5,937          $       6,780
       Work in process                                     995                  4,119
                                                -----------------      -----------------
                                                  $      6,932          $      10,899
                                                -----------------      -----------------
                                                -----------------      -----------------

       In the second quarter of 1998, the Company incurred an inventory obsolescence charge of $5.7 million in connection with the introduction of its Mercury-TM- Design Verification System.

3.     RECLASSIFICATION
       Certain prior year amounts have been reclassified to conform to the current year presentation.

4.     RECENT ACCOUNTING PRONOUNCEMENT
       In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). This statement delineates the accounting for software product and maintenance revenues. It supersedes Statement of Position 91-1, "Software Revenue Recognition," and is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company has evaluated the requirements of SOP 97-2, as amended by Statement of Position 98-4, "Deferral of the Effective Date of Provisions of SOP 97-2, Software Revenue Recognition," and believes its revenue recognition policy is in compliance with the terms of the current pronouncements.

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

5.     STOCK REPURCHASE PROGRAM
       In April 1998, the Board of Directors authorized the repurchase of shares of the Company's common stock, at management's discretion, for total expenditures of up to $10 million. Shares repurchased under this program are expected to be used for issuance upon exercise of employee stock options previously granted or to be granted in the future under the Company's employee stock plans, thereby reducing the potential dilution that might otherwise result from such exercises. The Company's repurchases of shares of common stock are recorded as "Treasury stock at cost" and result in a reduction of Stockholders' Equity. As of September 30, 1998, 195,000 shares of common stock at an average per share cost of $7.494 had been repurchased under this Stock Repurchase Program.

6.     STOCK OPTION REPRICING
       In June 1998, the Company offered employees the right to cancel certain outstanding stock options at their original exercise prices and receive new options with a new exercise price. The new exercise price is $7.438 per share, based on the closing price of the common stock on the last trading day prior to the date individual employees accepted the repricing offer. Options to purchase a total of 1,546,503 shares at original exercise prices ranging from $7.813 to $19.000 per share were cancelled and new options to purchase an equivalent number of shares were issued in June 1998. Vesting under the new options commences on the original vesting dates, and occurs over a new vesting period of five years. Furthermore, the Company amended its stock option plans to require stockholders' approval of future repricings of stock options. See "---Part II., Item 6.(a) Exhibit 10.1 1996 Supplemental Stock Plan, as amended" and "--- Part II., Item 6.(a) Exhibit 10.2 1997 Stock Option Plan, as amended."

7.      EARNINGS PER SHARE

        Basic and diluted earnings per share were calculated as follows:

                                                                    Three Months Ended September 30,
                                          -------------------------------------------------------------------------------------
        (UNAUDITED)                                        1998                                      1997
                                          -----------------------------------------  ------------------------------------------
        (AMOUNTS IN THOUSANDS                   Net                    Per-share          Net                      Per-share
         EXCEPT PER-SHARE DATA)                Loss         Shares       Amount           Loss        Shares        Amount
        ---------------------------------------------------------------------------  ------------------------------------------
        Net loss                          $      (1,625)                             $     (7,526)

        BASIC AND DILUTED EPS
        Loss available to                 --------------                             -------------
           common stockholders            $      (1,625)      17,809    $   (0.09)   $     (7,526)        17,462   $     (0.43)
                                          --------------  ------------  -----------  --------------  ------------  ------------
                                          --------------  ------------  -----------  --------------  ------------  ------------

                                                                    Nine Months Ended September 30,
                                          -------------------------------------------------------------------------------------
        (UNAUDITED)                                        1998                                      1997
                                          -----------------------------------------  ------------------------------------------
        (AMOUNTS IN THOUSANDS                   Net                    Per-share          Net                      Per-share
         EXCEPT PER-SHARE DATA)                Loss         Shares       Amount           Loss        Shares        Amount
        ---------------------------------------------------------------------------  ------------------------------------------
        Net loss                          $      (8,047)                             $     (8,924)

        BASIC AND DILUTED EPS
        Loss available to                 --------------                             -------------
           common stockholders            $      (8,047)      17,772    $   (0.45)   $     (8,924)        16,954   $     (0.53)
                                          --------------  ------------  -----------  --------------  ------------  ------------
                                          --------------  ------------  -----------  --------------  ------------  ------------

        At September 30, 1998 and 1997, options to purchase 3,684,405 and 3,357,607 shares of common stock, respectively, and, warrants for 1,200,000 shares of common stock, were outstanding but not included in the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

        There were no tax effects allocated to the components of other comprehensive loss for the nine months ended September 30, 1998 and 1997.

        Changes in accumulated other comprehensive loss balances are as follows:

                                                    Foreign      Net Unrealized      Accumulated
                                                   Currency          Gain on            Other
        (UNAUDITED)                               Translation      Marketable       Comprehensive
        (IN THOUSANDS)                            Adjustments      Securities           Loss
        ----------------------------------------------------------------------------------------------
        For the Nine Months Ended September 30, 1998:

        Balance, December 31, 1997                $      (653)      $        88       $      (565)
          Current-period change                          (527)              172              (355)
                                                 ------------    --------------     ---------------
        Balance, September 30, 1998               $    (1,180)      $       260       $      (920)
                                                 ------------    --------------     ---------------
                                                 ------------    --------------     ---------------

9.      BANK BORROWING ARRANGEMENTS

        The Company has an unsecured revolving line of credit totaling $5.0 million which provides for borrowings through June 1, 1999. The Company is currently in compliance with the covenants of this borrowing agreement. To date, no funds have been drawn against the line of credit.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

TOTAL REVENUE
The Company's 1998 third quarter total revenue of $25.6 million represented a 15% decrease compared to the third quarter total revenue of the prior year. Total revenue for the first nine months of 1998 of $73.1 million decreased 6% compared to the first nine months of the prior year. The decreases in total revenue were attributable primarily to lower product sales in the Asia-Pacific region and certain segments of the U.S. market, particularly those customers that are heavily dependent on sales to the Asia-Pacific region, partially offset by increases in maintenance and service revenue. See "---Risk Factors:
International Sales", "---Risk Factors: Potential Fluctuations in Quarterly Results", "---Risk Factors: Customer Concentration", "---Risk Factors: New Product Transition", "---Risk Factors: Software Revenue Recognition" and "---Risk Factors: Dependence Upon Certain Suppliers."

Product revenue for the third quarter of the current year decreased by 30% from the third quarter of 1997. For the first nine months of the current year, product revenue decreased by 20% from the first nine months of the prior year. The decreases in product revenue were primarily driven by the weakness in the Asia-Pacific market and its indirect adverse effect on the U.S. market, as discussed above.

Maintenance and service revenue for the third quarter of the current year increased by 27% over the third quarter of 1997. For the first nine months of the current year, maintenance and service revenue increased by 31% over the first nine months of the prior year. The increases in maintenance and service revenue were attributable primarily to a larger number of maintenance contracts on customers' installed systems and to increased sales of the Company's custom engineering services.

International revenue accounted for approximately 28% and 35% of total revenue in the third quarters of 1998 and 1997, respectively. For the first nine months of 1998 and 1997, international revenue was approximately 27% and 34% of total revenue, respectively. The decrease in international revenue as a percentage of total revenue for the third quarter of 1998 was due primarily to decreased sales in both the Asia-Pacific and European regions in the third quarter of 1998. The decrease in international revenue as a percentage of total revenue for the first nine months of 1998 was due primarily to lower sales in Asia-Pacific, slightly offset by overall increased sales in Europe in the first nine months of 1998. Revenue in the Asia-Pacific region decreased by 39% in the third quarter of 1998 compared to the third quarter of 1997, and decreased by 47% in the first nine months of 1998 compared to the first nine months of 1997. See "---Risk Factors:
International Sales."

GROSS MARGINS
Gross margins were 71% in the third quarters of both the current year and prior year. Gross margins in the first nine months of the current year were 60%, which included an inventory obsolescence charge of $5.7 million resulting from the introduction of the Company's Mercury Design Verification System ("Mercury") in the second quarter of the current year. Excluding this inventory obsolescence charge, gross margins in the first nine months of 1998 were 68% as compared to 69% in the first nine months of 1997. The decrease in gross margins in the first nine months of 1998, excluding the inventory obsolescence charge, was attributable primarily to decreased maintenance and service gross margins due to increased field support requirements to service new and existing contracts. See "---Risk Factors: Gross Margins."

RESEARCH AND DEVELOPMENT
Research and development expenses decreased by 9% in the third quarter of 1998 compared to the third quarter of the prior year. This decrease was attributable primarily to reduced hardware prototype expenses for the new Mercury product in the third quarter of 1998 as compared to the third quarter of 1997. As a percentage of total revenue, research and development expenses were approximately 21% and 20% for the third quarters of the current year and prior year, respectively. For the first nine months of the current year and prior year, research and development expenses were 24% and 23% of total revenue, respectively. The Company expects to continue to invest a significant amount of its resources in research and development.

SALES AND MARKETING
Sales and marketing expenses were flat for the third quarter of 1998 compared to the third quarter of the prior year. As a percentage of total revenue, sales and marketing expenses were approximately 37% and 31% in the third quarters of the current year and prior year, respectively. For the first nine months in the current year and prior year, sales and marketing expenses were 39% and 34% of total revenue, respectively. The Company expects that sales and marketing expenses will continue to increase in dollar amounts as the Company expands its sales and marketing efforts.

GENERAL AND ADMINISTRATIVE
General and administrative expenses increased by 129% in the third quarter of 1998 compared to the third quarter of the previous year. This increase was due largely to legal and advisory expenses of $4.0 million related to an unsolicited tender offer in the third quarter of 1998, and increased legal costs related to ongoing patent infringement and other legal proceedings. See "---Part II.,
Item 1. Legal Proceedings." As a percentage of total revenue, general and administrative expenses were approximately 27% and 10% for the third quarters of the current year and prior year, respectively. For the first nine months of the current year and prior year, general and administrative expenses were 19% and 11% of total revenue, respectively. The Company expects general and administrative expenses to increase in 1998 due primarily to continued legal costs.

ACQUISITION AND MERGER RELATED CHARGES
In connection with its merger with SpeedSim, Inc. (the "SpeedSim Merger"), the Company recorded one-time charges of $1.2 million in the first quarter of 1997 that included fees for investment banking, legal and accounting services and other costs of consolidating. In connection with the Company's acquisition of the assets of Arkos Design, Inc. (the "Arkos Acquisition"), the Company incurred charges of $18.0 million in the third quarter of 1997 representing the allocation of the purchase price and the accrual of certain liabilities and other costs. The balance of the purchase price will be amortized over three to five years.

OTHER INCOME, NET
Other income, net, for the third quarter of the current year increased by 15% over the third quarter of the prior year. For the first nine months of the current year, other income, net, increased by 44% over the first nine months of the previous year. The increases were due primarily to increased interest income due to higher interest rates and higher average balances of cash and marketable securities, and reduced interest expenses related to the decreased level of debt associated with maturing equipment leases.

BENEFIT FROM INCOME TAXES
The tax benefit rates were 41% for both the third quarter and first nine months of 1998, and 48% and 46% for the third quarter and first nine months of 1997, respectively. The tax benefit rates were in excess of the federal statutory rate of 35% primarily because of federal and state general business credits and interest income on investments in tax-exempt obligations.

NET LOSS AND QUARTERLY RESULTS
The net loss in the third quarter of 1998 was $1.6 million, which included legal and advisory expenses of $4.0 million related to an unsolicited tender offer, or $2.3 million, net of tax. See "General and Administrative" above. Excluding the expenses related to the tender offer, net income for the third quarter of 1998 was $735,000. In the corresponding quarter of 1997, the net loss was $7.5 million, which included one-time charges of $18.0 million for the Arkos Acquisition, or $10.0 million, net of tax. See "Acquisitions and Merger Related Charges" above. Excluding the Arkos Acquisition charges, net income for the third quarter of 1997 was $2.5 million. The decrease in net income, excluding the tender offer expenses and the acquisition charges, was due primarily to a decrease in revenue. See "Total Revenue" above.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents increased by $10.6 million from December 31, 1997 to September 30, 1998. Net cash provided by operations was $12.8 million, due primarily to decreased accounts receivable of $14.2 million, decreased inventories of $4.0 million and depreciation and amortization of $5.2 million, partially offset by a net loss of $8.0 million, decreased accounts payable and accrued liabilities of $1.8 million, and decreased deferred revenue of $1.2 million. Net cash used in investing activities was $1.8 million, due primarily to purchases of marketable securities of $18.7 million and for the acquisition of fixed assets of $6.8 million, partially offset by sales of marketable securities of $23.9 million. Net cash provided by financing activities was $157,000, due primarily to proceeds from stock issuances of $2.7 million, partially offset by the repurchase of treasury shares of $1.5 million and payments of debts of $1.1 million.

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

CUSTOMER CONCENTRATION
A relatively limited number of customers have historically accounted for a substantial portion of the Company's revenue. These customers represent early adopters of emulation technology, typically utilized for the design of complex integrated circuits. In particular, the Company's top ten customers represented 65% and 58% of total revenue in the third quarters of 1998 and 1997, respectively. In the first nine months of 1998 and 1997, the top ten customers accounted for 53% and 44% of total revenue, respectively. The Company expects that sales of its products to a relatively limited number of customers will continue to account for a high percentage of revenue for the foreseeable future. The loss of a major customer or any reduction in orders by such a customer could have an adverse effect on the Company's financial condition or results of operations. The Company believes that in the future its results of operations in a quarterly period could be impacted by the timing of customer development projects and related purchase orders for the Company's emulation systems, new product announcements and releases by the Company, and economic conditions generally and in the electronics industry specifically.

NEW PRODUCT TRANSITION
In June 1998, the Company announced its new Mercury Design Verification System, which is designed to replace certain of the Company's existing emulation products. There can be no assurance that this announcement will not cause customers to defer purchases of the Company's existing emulation products, or that the transition to the new Mercury System will not be disrupted due to slow market acceptance or due to disruptions in manufacturing or component availability, all of which could materially adversely affect the Company's results of operations.

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

The Company plans to continue to expand its international sales and distribution channels. However, there can be no assurance that the Company's products will achieve widespread commercial acceptance in international markets in the future. The Company is uncertain whether the recent weakness experienced in the Asia-Pacific markets will continue in the foreseeable future due to extreme currency devaluation and liquidity problems in this region. Additionally, Electronic Design Automation ("EDA") spending budgets of major Japanese electronics firms have been and may continue to be decreased; consequently, sales of the Company's design verification products in Japan may continue to be down in the foreseeable future. The Company's future international sales may be subject to additional risks associated with international operations, including currency exchange fluctuations, tariff regulations and requirements for export, which licenses may on occasion be delayed or difficult to obtain.

DEPENDENCE UPON CERTAIN SUPPLIERS
Certain key components and board assemblies used in the Company's emulation products are presently available from sole or limited sources. The inability to develop alternate sources for these sole or limited sources or to obtain sufficient quantities of these components or board assemblies could result in delays or reductions in product shipments which could adversely affect the Company's results of operations. In particular, the Company currently relies on Xilinx, Inc. ("Xilinx") for its supply of field programmable gate arrays ("FPGAs") and on General Dynamics for its computer board assemblies. General Dynamics has recently informed the Company that it will terminate its board assembly services to the Company some time in early 1999. The Company is currently in the final stages of negotiation with IBM Corporation ("IBM") to replace the services currently provided by General Dynamics. There can be no assurance that these negotiations will be successfully completed or that other disruptions might not occur during the transition from General Dynamics to IBM. If for this or any other reason there were to be a reduction or interruption of FPGA supply or board assemblies to the Company, the Company's results of operations would be materially adversely affected. Although the Company believes that it can eventually obtain FPGAs and board assemblies from alternate sources in the event of a reduction or interruption of FPGA supply or board assemblies from Xilinx, IBM or General Dynamics, a significant amount of time and resources would be required to redesign the Company's emulation systems and software to accommodate an alternate FPGA supplier or board assembler. In such event, the Company's results of operations could be materially adversely affected. The Company currently mitigates this risk by maintaining inventory of these components in excess of its near-term forecasted requirements. However, there can be no assurance that these measures will be adequate to alleviate any future supply problems.

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

In addition, competitors may resort to litigation as a means of competition. Such litigation may result in substantial costs to the Company and significant diversion of management time. In 1995, Mentor Graphics Corporation ("Mentor") filed suit against the Company for declaratory judgment of non-infringement, invalidity and unenforceability of several of the Company's patents. Several actions between the Company and Mentor were consolidated in the U.S. District Court for the District of Oregon, where six of the Company's patents are now involved in the disputes. The Company has filed counterclaims against Mentor and Mentor's French subsidiary, Meta Systems ("Meta"), for infringement and threatened infringement of those six patents. Mentor has also filed claims against the Company for defamation and tortious interference. The Company is also involved in litigation with Mentor's subsidiary in Germany, with Meta in France, and with Aptix Corporation and Meta in the U.S. District Court, the Northern District of California. See "---Part II., Item 1. Legal Proceedings." Although patent and intellectual property disputes in the EDA industry are often settled through licensing, cross-licensing or similar arrangements, costs associated with such litigation and arrangements may be substantial.

IMPACT OF THE YEAR 2000 ISSUE
Many existing computer systems, applications and other control devices use computer programs that recognize only two digits rather than four digits to define an applicable year. Therefore, any of the Company's computer systems or other equipment with embedded date-sensitive technology may recognize a date using "00" as the year 1900 rather than the year 2000 (the "Year 2000 Issue"). This could result in a system failure or miscalculations causing disruptions of the Company's operations, or in the ability of the Company's customers to effectively utilize the Company's design verification products.

The company initiated a Year 2000 Compliance project in the fall of 1997. The scope of this project includes addressing the Year 2000 Issue in six key areas:
(1) Quickturn's proprietary design verification products, (2) internal-use computer systems for conducting business operations and product development, (3) internal embedded systems or "infrastructure", (4) third-party suppliers of products and services, (5) customers, and (6) marketing joint ventures and other partnerships. The project consists of addressing these six areas in four phases, which are: (1) planning, (2) investigation, (3) remediation, and (4) testing.

The Company has completed the planning phase, which involved identifying and documenting all areas where material disruption of the Company's activities might occur in case of Year 2000 failure and implementing a plan to remediate these problems. A project team (the "Year 2000 Committee") is formally chartered with carrying out the Project. The Year 2000 Committee reports regularly to the Company's Board of Directors.

To date, the Company has also substantially completed the investigation phase in all six areas. The investigation includes specifically identifying computer and other systems, including Quickturn verification products and third party systems used in Quickturn products and in business operations, that are vulnerable to Year 2000 failure. During this phase, the Company substantially completed formal communications with its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 Issue. Computer equipment and embedded-systems vendors, business service providers and other third-party vendors on whom the Company relies to carry out normal business operations generally have indicated substantial compliance with, or awareness of, the Year 2000 issue. However, the Company's operations could be materially affected if certain utilities, government entities or private businesses that interface with these entities are not Year 2000 compliant. To date, the Company cannot be certain that such entities will achieve Year 2000 compliance.

Based on the results of the investigation phase, the Company has determined that it will be required to modify or replace certain portions of its software so that its computer systems and design verification products will properly utilize dates beyond December 31, 1999. The Company presently believes that, with modifications to existing software or conversion to new software, the Year 2000 Issue can be mitigated. However, if such modifications and/or conversions are not made, the Year 2000 Issue could have a material impact on the operations of the Company. There can be no assurance that the systems of third parties on which the Company's systems and business operations rely will be converted in a timely fashion, or that a failure to convert by a third party, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

To mitigate such third party issues, the Company is currently addressing contingency plans in the event of any material third party failure to comply. Contingency plans may include such things as stockpiling raw materials, seeking alternate suppliers, using alternate operating sites or backup systems, or other measures.

To date, the Company has substantially completed the remediation phase with respect to internal-use computer hardware and software and embedded systems.
A majority of the critical business and development computer systems have been remediated and are in the testing phase. Testing of these systems is expected to be completed by March 1999. Quickturn verification product remediation is currently under way, with final compliance estimated to be achieved by mid-1999 for all current product lines and for those products that may be introduced by that date. Year 2000 remediation efforts are not expected to materially impact or delay the Company's other information technology ("IT") projects or new product introductions. In addition, the Company intends to closely monitor the remediation efforts by third party business service providers, customers and partners. However, there can be no assurance that the efforts of these third parties will be successful and that their failure to comply will not materially impact the operations of the Company.

The costs to complete the Year 2000 project are based on management's best estimates. Management currently estimates the total costs of the Year 2000 project at $500,000. The Company is utilizing both internal and external resources to reprogram, or replace, and test software for Year 2000 modifications. These costs have been and will be absorbed substantially in the research and development and IT functions. Estimated costs incurred to date for the Year 2000 Issue modifications are $120,000, all of which have been expensed in the period incurred. Estimated costs do not include the costs associated with contingency plans, which are currently being developed. There can be no assurance that these cost estimates will be achieved and actual results could differ materially from these estimates. Specific factors that might cause such material difference include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer code, the failure of third parties which are material to the Company's operations to mitigate their own Year 2000 Issue, and similar uncertainties. However, the Company is vigilantly pursuing the Year 2000
Issue, and believes, that once all phases of the project have been completed and contingency plans have been explored and put in place, the Company will be able to significantly reduce the impact of any disruptions that may occur due to this issue.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheets and measure those instruments at fair value. This statement becomes effective for the Company for fiscal years beginning after December 15, 1999. The Company is evaluating the requirements of SFAS 133 and the effects, if any, on the Company's current reporting and disclosures.

UNSOLICITED TENDER OFFER
On August 12, 1998, a subsidiary of Mentor Graphics Corporation initiated an unsolicited tender offer (the "Tender Offer") to purchase all outstanding shares of the Company's Common Stock. The Tender Offer has had, and may continue to have, various adverse effects on the Company's business and results of operations, including the increased susceptibility of key employees of the Company to employment offers by other companies, the risk of negative reactions among distributors, suppliers or customers of the Company to the prospect of such a change in control of the Company, the distraction of management and other key employees and the fees and other expenses of financial, legal and other advisors to the Company in responding to the tender offer and related legal actions.

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

The Company is also engaged in a Federal District Court case with Mentor and Meta involving six of the Company's patents. Mentor and Meta are seeking a declaratory judgment of noninfringement, invalidity and unenforceability of the patents in dispute, and the Company has filed counteractions against Mentor and Meta for infringement and threatened infringement of the six patents. Mentor has also claimed in this Federal District Court case that press releases issued by the Company were defamatory and interfered with Mentor's prospective economic relations. In June 1997, Quickturn filed a motion for preliminary injunction, asking the District Court to prohibit Mentor from manufacturing, assembling, marketing, loaning or otherwise distributing emulation products and components in the United States, which products and components infringe certain claims in Quickturn's U.S. Patent No. 5,036,473. On August 1, 1997, the U.S. District Court in Oregon granted Quickturn's motion for a preliminary injunction against Mentor's domestic emulation activities. The Federal Circuit Court of Appeals affirmed the Oregon District Court's decision on August 5, 1998. The Oregon action is presently set for trial in January 1999.

In October 1997, the Company filed a complaint alleging infringement of the German part of the Company's European Patent No. 0 437 491 B1 against Mentor Graphics (Deutschland) GmbH, in the District Court of Dusseldorf. The main court hearing for this matter is set for March 1999.

In November 1996, Aptix Corporation ("Aptix") filed a suit against the Company, in the U.S. District Court, the Northern District of California, alleging various violations of the antitrust laws and unfair competition. The District Court granted a summary judgment motion in favor of the Company and dismissed the case. Aptix has requested the Court to reconsider its decision and dismissal.

In February 1998, Aptix and Meta filed a lawsuit against the Company, in the U.S. District Court, the Northern District of California, alleging infringement of a U.S. patent owned by Aptix and licensed to Meta. The Company named Mentor as a party to this suit and filed a counter claim requesting the Court to declare the Aptix patent to be unenforceable based on inequitable conduct during the prosecution of the patent. The Company also requested permission from the Court to bring a claim against Aptix, Meta and Mentor for abuse of process. The case is currently in the discovery phase.

In October 1998, the Company filed a complaint alleging infringement of the French part of the Company's European Patent No. 0 437 491 B1 against Mentor Graphics (France) SARL, Meta Systems (France), a subsidiary of Mentor Graphics Corporation, and Mentor Graphics (Netherlands) BV, in the District Court of Paris.

The Company has mounted vigorous defenses against Mentor's defamation and tortious interference claims and against Aptix and Meta's patent infringement claim. The outcome of these actions cannot be predicted with certainty.

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

In addition to the legal proceedings described above, the Company is engaged in legal proceedings with Mentor Graphics Corporation in connection with the Tender Offer. These legal proceedings are described more fully in the Company's filings with the Securities and Exchange Commission on schedule 14D-9 and the amendments thereto.

ITEM 5.  OTHER INFORMATION

On August 24, 1998 the board of directors of the Company announced its decision to recommend that the Company's stockholders reject Mentor Graphics Corporation's unsolicited tender offer for all outstanding shares of the Company's Common Stock. The Company and Mentor Graphics Corporation are currently engaged in patent and other litigation concerning various matters, including the tender offer. For more information, see the Company's filings with the Securities and Exchange Commission under Sections 14(a) and 14(d) of the Securities and Exchange Act of 1934.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     Exhibit 3.2:    Bylaws of the Registrant, as amended through August 21,
                     1998.

     Exhibit 10.1:   1996 Supplemental Stock Plan, as amended.

     Exhibit 10.2:   1997 Stock Option Plan, as amended.

     Exhibit 27:     Financial Data Schedule.

(b)  REPORT ON FORM 8-K

     No reports on Form 8-K were filed in the quarter ended September 30, 1998.


ITEMS 2, 3 AND 4 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       QUICKTURN DESIGN SYSTEMS, Inc.
                                       ------------------------------
                                                 (Registrant)


Date:  November 13, 1998               By:  /s/  RAYMOND K. OSTBY
       -----------------                    ---------------------------
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