Form 10-Q/A
period 1998-06-30
QUICKTURN DESIGN SYSTEMS INC
filed 1999-03-29
CIK 914252

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

                                   NO CHANGE
              ---------------------------------------------------
         (Former name or former address, if changed since last report)

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

This quarterly report on Form 10-QA contains 25 pages, of which this is page 1.

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        QUICKTURN DESIGN SYSTEMS, Inc.
                Condensed Consolidated Statements of Operations
                 (amounts in thousands except per share data)
                                  (unaudited)
[CAPTION]

                                                    Three Months Ended       Six Months Ended
                                                         June 30,                 June 30,
                                                   ---------------------    ---------------------
                                                        1998        1997         1998        1997
Revenue
 Product revenue                                   $   14,859  $   18,962   $   29,741  $   34,489
 Maintenance and service revenue                        9,088       7,476       17,771      13,351
                                                   ----------  ----------   ----------   ---------
  Total revenue                                        23,947      26,438       47,512      47,840

Cost of revenue
 Cost of product revenue                               10,575       7,492       15,666      12,773
 Cost of maintenance and service revenue                2,981         900        5,994       2,453
                                                   ----------  ----------   ----------   ---------
  Total cost of revenue                                13,556       8,392       21,660      15,226
                                                   ----------  ----------   ----------   ---------
  Gross profit                                         10,391      18,046       25,852      32,614

Operating expenses
 Research and development                               6,479       5,884       12,464      11,671
 Sales and marketing                                    9,833       8,787       19,104      17,321
 General and administrative                             3,699       2,849        6,656       5,357
 Amortization of goodwill                                 257       ---            514       ---
 Merger related charges                                 ---         ---          ---         1,200
                                                   ----------  ----------   ----------   ---------
  Total operating expenses                             20,268      17,520       38,738      35,549
                                                   ----------  ----------   ----------   ---------
  Operating income (loss)                              (9,877)        526      (12,886)     (2,935)

Other income, net                                         789         518        1,487         910
                                                   ----------  ----------   ----------   ---------
 Net income (loss) before provision for
  (benefit from) income taxes                          (9,088)      1,044      (11,399)     (2,025)

Provision for (benefit from) income taxes              (3,937)        324       (4,654)       (627)
                                                   ----------  ----------   ----------   ---------
 Net income (loss)                                 $   (5,151) $      720   $   (6,745)  $  (1,398)
                                                   ==========  ==========   ==========   =========

Basic and diluted net income (loss) per share      $    (0.29) $     0.04   $    (0.38) $    (0.08)
                                                   ==========  ==========   ==========   =========
Number of shares used in basic earnings
 per share calculation                                 17,804      16,839       17,754      16,701
                                                   ==========  ==========   ==========   =========
Number of shares used in diluted earnings
 per share calculation                                 17,804      18,025       17,754      16,701
                                                   ==========  ==========   ==========   =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        QUICKTURN DESIGN SYSTEMS, Inc.
            Consolidated Statements of Comprehensive Income (Loss)
                            (amounts in thousands)
                                  (unaudited)

[CAPTION]

                                                    Three Months Ended     Six Months Ended
                                                          June 30,              June 30,
                                                  ---------------------  -----------------------
                                                      1998       1997        1998       1997
                                                  ----------  ----------  ----------  ----------
Net income (loss)                                    $(5,151)    $   720     $(6,745)    $(1,398)

Other comprehensive income (loss)
 Foreign currency translation adjustment                (239)        487        (503)        (75)
                                                  ----------  ----------  ----------  ----------
 Unrealized gain (loss) on securities
  Unrealized holding gain (loss)
    arising during period                                 (9)       131          (16)         (7)
  Less:  reclassification adjustment
    for gain included in net loss                       ---        ---            (9)     ---
                                                  ----------  ----------  ----------  ----------
 Net unrealized gain (loss) on securities                 (9)       131          (25)         (7)
                                                  ----------  ----------  ----------  ----------
 Total other comprehensive income (loss)                (248)       618         (528)        (82)
                                                  ----------  ----------  ----------  ----------
Comprehensive income (loss)                          $(5,399)   $ 1,338      $(7,273)    $(1,480)
                                                  ==========  ==========  ==========  ==========


The accompanying notes are an integral part of these consolidated financial statements.

                        QUICKTURN DESIGN SYSTEMS,  Inc.
                     Condensed Consolidated Balance Sheets
                   (amounts in thousands except share data)
[CAPTION]

                                                                    June 30,       December 31,
                                                                      1998            1997
                                                                  -----------     ------------
                                                                  (unaudited)
Assets
 Current assets
  Cash and cash equivalents                                       $     18,034    $     14,589
  Marketable securities                                                 18,995          18,219
  Accounts receivable,  net of allowance for doubtful
      accounts of $1,840 in 1998 and 1997                               16,203          31,709
  Inventories                                                            5,008          10,899
  Prepaid expenses and other current assets                              4,134           4,324
  Deferred income taxes                                                  8,697           8,697
                                                                  ------------    ------------
      Total current assets                                              71,071          88,437
 Marketable securities                                                  21,568          20,326
 Fixed assets, net                                                      14,034          11,118
 Deferred income taxes                                                   5,770           5,770
 Goodwill                                                                4,113           4,627
 Other assets                                                            1,344           1,282
                                                                  ------------    ------------
      Total assets                                                $    117,900    $    131,560
                                                                  ============    ============
Liabilities
 Current liabilities
  Short term debt                                                 $        715    $      1,095
  Accounts payable                                                       3,672           6,231
  Accrued liabilities                                                   15,393          20,351
  Deferred revenue                                                      10,191           9,617
                                                                  ------------    ------------
       Total current liabilities                                        29,971          37,294
                                                                  ------------    ------------
       Total liabilities                                                29,971          37,294
                                                                  ------------    ------------
Stockholders' Equity
  Common stock, $.001 par value:
       Authorized:  40,000,000 shares;
       Issued and outstanding: 17,903,336 shares in 1998;
       17,606,006 shares in 1997                                            18              18
  Additional paid-in capital                                            92,525          91,122
  Deferred compensation                                                   (419)           (573)
  Retained earnings                                                     (2,481)          4,264
  Accumulated other comprehensive loss                                  (1,093)           (565)
  Treasury stock at cost
       (85,000 shares in 1998; none in 1997)                              (621)          ---
                                                                  ------------    ------------
       Total stockholders' equity                                       87,929          94,266
                                                                  ------------    ------------
       Total liabilities and stockholders' equity                 $    117,900    $    131,560
                                                                  ------------    ------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        QUICKTURN DESIGN SYSTEMS, Inc.
                     Consolidated Statements of Cash Flows
                            (amounts in thousands)
[CAPTION]

                                                                    Six Months Ended
                                                                          June
                                                                 -----------------------
                                                                     1998         1997
                                                                 -----------------------
Cash flows from operating activities
Net loss                                                         $   (6,746)  $   (1,398)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities
  Depreciation and amortization                                       3,859        3,436
  Amortization of deferred compensation                                  71           97
  Gain on sale of marketable securities                                  (9)       ---
Changes in current assets and liabilities
  Accounts receivable                                                15,506        1,332
  Inventories                                                         5,891       (4,593)
  Prepaid expenses and other current assets                             190          589
  Accounts payable and accrued liabilities                           (7,516)      (1,591)
  Deferred revenue                                                      574          241
                                                                 -----------  -----------
       Net cash provided by (used in) operating activities           11,820       (1,887)
                                                                 -----------  -----------
Cash flows from investing activities
  Acquisition of fixed assets                                        (6,161)      (2,066)
  Sale of marketable securities                                      12,029        8,055
  Purchase of marketable securities                                 (14,063)     (13,480)
  Purchase of Arkos                                                   ---         (5,000)
  Increase (decrease) in other assets                                  (162)       1,157
                                                                 -----------  -----------
       Net cash used in investing activities                         (8,357)     (11,334)
                                                                 -----------  -----------
Cash flows from financing activities
  Payments of debt                                                     (380)      (1,062)
  Proceeds from stock issuances                                       1,486        1,593
  Repurchase of treasury shares                                        (621)       ---
                                                                 -----------  -----------
       Net cash provided by financing activities                        485          531
                                                                 -----------  -----------
Effect of exchange rates on cash and cash equivalents                  (503)         (76)

Net increase (decrease) in cash and cash equivalents                  3,445      (12,766)
Cash and cash equivalents at beginning of year                       14,589       25,790
                                                                 -----------  -----------
Cash and cash equivalents at end of period                       $   18,034   $   13,024
                                                                 ===========  ===========
Supplemental disclosure of cash flow information
  Cash paid during the period for:
     Interest                                                    $       32   $      172
     Income taxes                                                $      566   $    2,384
Supplemental disclosure of noncash investing and financing activities
  Unrealized holding losses on marketable securities             $       16   $        7
  Accrued costs related to Arkos purchase                        $    ---     $    2,000
  Common stock and warrants issued in Arkos purchase             $    ---     $    9,500

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

2.  Inventories
    Inventories comprise:
                                           June 30,        December 31,
    (in thousands)                           1998              1997
------------------------------------------------------------------------
                                         (unaudited)

    Raw materials                       $      4,043        $      6,780
    Work in process                              965               4,119
                                        ------------        ------------
                                        $      5,008        $     10,899
                                        ============        ============

    In the second quarter of 1998, the Company incurred an inventory obsolescence charge of $5.7 million in connection with the introduction of its Mercury/TM/. Design Verification System.

3.  Reclassification
    Certain prior year amounts have been reclassified to conform to the current year presentation.

4.  Restatement
    Quickturn has restated its accounting for the Arkos Acquisition as of December 31, 1997 and the year then ended. The financial statements have been restated to reflect a change in the allocation of the purchase price. As a result of this restatement, the company recognized goodwill of $5.1 million, which is being amortized over a period of five years. These changes resulted in a charge for the amortization of goodwill of $257,000 and a related income tax benefit of $111,000, and amortization of $514,000 and a related tax benefit of $191,000 in the second quarter and first half of 1998, respectively.

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

6.  Stock Repurchase Program
    In April 1998, the Board of Directors authorized the repurchase of shares of the Company's common stock, at management's discretion, for total expenditures of up to $10 million. Shares repurchased under this program are expected to be used for issuance upon exercise of employee stock options previously granted or to be granted in the future under the Company's employee stock plans, thereby reducing the potential dilution that might otherwise result from such exercises. The Company's repurchases of shares of common stock are recorded as "Treasury stock at cost" and result in a reduction of "Stockholders' Equity." As of June 30, 1998, 85,000 shares of common stock at an average per share cost of $7.312 had been repurchased under this Stock Repurchase Program.

7.  Stock Option Repricing
    In June 1998, the Company offered employees the right to cancel certain outstanding stock options at original exercise prices and receive new options with a new exercise price. The new exercise price is $7.438 per share, based on the closing price of the common stock on the last trading day prior to the date individual employees accepted the repricing offer. Options to purchase a total of 1,546,503 shares at original exercise prices ranging from $7.813 to $19.000 per share were cancelled and new options to purchase an equivalent number of shares were issued in June 1998. Vesting under the new options commences on the original vesting dates, and occurs over a new vesting period of five years. Furthermore, the Company amended its stock option plans to require stockholders' approval of future repricings of stock options.

8. Earnings per Share

   Basic and diluted earnings per share were calculated as follows:

                                                        Three Months Ended June 30,
                                --------------------------------------------------------------------------------------
                                                 1998                                          1997
(unaudited)                     ----------------------------------------    ------------------------------------------
(amounts in thousands              Net                         Per-share      Net                       Per-share
 except per-share data)           Loss          Shares           Amount     Income         Shares          Amount
----------------------------------------------------------------------------------------------------------------------
Net income (loss)                  $ (5,151)                                    $   720

Basic EPS
Income (loss) available to         ---------                                     ------
   common stockholders               (5,151)       17,804          (0.29)           720         16,839         0.04

Effect of Dilutive Securities
Stock options                            ---                                      1,186

Diluted EPS
Income (loss) available to
   common stockholders             $ (5,151)       17,804        $ (0.29)       $   720         18,025      $  0.04
                                   =========       ======        ========       =======         ======      ========


[CAPTION]


                                                              Six  Months Ended June 30,
                                 -------------------------------------------------------------------------------------
                                                 1998                                          1997
(unaudited)                     ----------------------------------------    ------------------------------------------
(amounts in thousands)              Net                         Per-share      Net                       Per-share
except per-share data)             Loss          Shares           Amount     Income         Shares          Amount
----------------------------------------------------------------------------------------------------------------------
Net loss                           $ (6,745)                                    $(1,398)

Basic and Diluted EPS
Loss available to                  ----------                                   ----------
  common stockholders              $ (6,745)       17,754        $(0.38)        $(1,398)        16,701      $ (0.08)
                                   ==========      ======        =======        ===========     ======      ========

At June 30, 1998 and 1997, options to purchase 3,699,274 and 3,230,751 shares of common stock, respectively, and, warrants for 1,200,000 shares of common stock, were outstanding but not included in the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

9. Comprehensive Income

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

   Changes in accumulated other comprehensive loss balances are as follows:

                                 Foreign        Net Unrealized      Accumulated
                                Currency        Gain (Loss) on         Other
   (unaudited)                 Translation        Marketable       Comprehensive
   (in thousands)              Adjustment         Securities            Loss

   For the Six Months Ended June 30, 1998:

   Balance, December 31, 1997  $     (653)         $     88         $     (565)
     Current-period change           (503)              (25)              (528)
                               ------------        ----------       ------------
   Balance, June 30, 1998      $   (1,156)         $     63         $   (1,093)
                               ============        ==========       ============

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Total Revenue
The Company's 1998 second quarter revenue of $23.9 million represented a 9% decrease compared to the second quarter revenue of the prior year. Revenue for the first six months of 1998 of $47.5 million decreased 1% compared to the first six months of the prior year. The decrease in revenue was attributable primarily to continued lower sales in the Asia-Pacific region, particularly in Japan, somewhat offset by increased North American and European sales. See "--Risk
Factors: International Sales", "--Risk Factors: Potential Fluctuations in Quarterly Results", "--Risk Factors: Customer Concentration", "--Risk Factors:
New Product Transition", "--Risk Factors: Software Revenue Recognition" and "-- Risk Factors: Dependence Upon Certain Suppliers."

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

International revenue accounted for approximately 21% and 41% of total revenue in the second quarters of the current and prior years, respectively. For the first six months of the current and prior years, international revenue was approximately 27% and 33% of total revenue, respectively. The decrease in international revenue as a percentage of total revenue was due primarily to the decreased volume of sales in the Asia-Pacific region, slightly offset by an increased volume of sales in Europe. Revenue in the Asia-Pacific region for the 1998 second quarter decreased by 78% from 1997 second quarter and decreased by 52% in the first six months of 1998 from the first six months of 1997. See "--Risk Factors: International Sales."

Gross Margins
Gross margins in the second quarter and the first six months of 1998 were 43% and 54%, respectively, which included an inventory obsolescence charge of $5.7 million in the second quarter of 1998. The inventory obsolescence charge resulted from the introduction of the Company's Mercury Design Verification System. Gross margins excluding the inventory obsolescence charge in the second quarter and the first six months of 1998 were 67% and 66%, respectively, as compared to 68% in both the second quarter and the first six months of 1997. The decrease in gross margins, excluding the inventory obsolescence charge, was attributable primarily to decreased maintenance and service gross margins due to increased field support requirements to service new and existing contracts. See "--Risk Factors: Gross Margins."

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

General and Administrative
General and administrative expenses increased by 30% in the second quarter of 1998 compared to the second quarter of the previous year. This increase was due largely to increased legal costs related to a patent infringement lawsuit filed by the Company in January 1996, and various other legal proceedings. See "--Part II., Item 1. Legal Proceedings." As a percentage of total revenue, general and administrative expenses were approximately 15% and 11% for the second quarters of the current and prior years, respectively. For the first six months in the current and prior years, general and administrative expenses were 14% and 11% of total revenue, respectively. The Company expects general and administrative expenses to increase in 1998 due primarily to continued legal costs.

Amortization of goodwill
Quickturn restated its accounting for the Arkos Acquisition as of December 31, 1997 and the year then ended. This restatement included the recognition of $5.1 million in goodwill related to the purchase. The results for the second quarter and year to date 1998 include charges of $257,000 and $514,000, respectively, for the amortization of the goodwill, which is being amortized over a five year period.

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

Net Income (Loss) and Quarterly Results
Net loss in the second quarter of 1998 was $5.2 million, which included the inventory obsolescence charge of $5.7 million offset by the related income tax benefit of $2.5 million. Net loss in the second quarter of 1998 excluding the inventory obsolescence charge and its related income tax benefit was $2.0 million, compared to net income of $720,000 in the second quarter of 1997. This decrease in net income excluding the inventory obsolescence charge was due primarily to a decrease in revenue and an increase in operating expenses. See "Gross Margins" above.

Liquidity and Capital Resources
Cash and cash equivalents increased by $3.4 million from December 31, 1997 to June 30, 1998. Net cash provided by operations was $11.8 million, due primarily to decreased accounts receivable of $15.5 million, decreased inventories of $5.9 million and depreciation and amortization of $3.3 million, partially offset by a net loss of $6.4 million and decreased accounts payable and accrued liabilities of $7.5 million. Net cash used in investing activities was $8.3 million, due primarily to purchases of marketable securities of $14.1 million and cash paid for the acquisition of fixed assets of $6.2 million, partially offset by sales of marketable securities of $12.0 million. Net cash provided by financing activities was $485,000, due primarily to proceeds from stock issuances of $1.5 million, partially offset by the repurchase of treasury shares of $621,000.

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

In addition, competitors may resort to litigation as a means of competition. Such litigation may result in substantial costs to the Company and significant diversion of management time. In 1995, Mentor Graphics Corporation ("Mentor") filed suit against the Company for declaratory judgment of noninfringement, invalidity and unenforceability of several of the Company's patents. Several actions between the Company and Mentor were consolidated in the U.S. District Court for the District of Oregon, where six of the Company's patents are now involved in the disputes. The Company has filed counterclaims against Mentor and Mentor's French subsidiary, Meta Systems ("Meta"), for infringement and threatened infringement of those six patents. Mentor has also filed claims against the Company for defamation and tortious interference. In January 1996, the Company filed a complaint with the International Trade Commission, seeking to stop unfair importation of hardware logic emulation systems and components manufactured by Meta on the grounds that such systems infringe the Company's patents. The Company is also involved in litigation with Mentor's subsidiary in Germany and with Aptix Corporation and Meta in the U.S. District Court, the Northern District of California. See "--Part II., Item 1. Legal Proceedings." Although patent and intellectual property disputes in the EDA industry are often settled through licensing, cross-licensing or similar arrangements, costs associated with such litigation and arrangements may be substantial.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on April 17, 1998, the following members were elected to the Board of Directors:

                                                Votes      Votes
                                                For      Withheld
                                             ----------------------
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

The following proposal was approved at the Company's Annual Meeting:

                                                                    Votes
                                         Votes        Votes       Abstained/
                                          For        Against       Not Voted
                                        ------------------------------------
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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

   Exhibit 27:      Financial Data Schedule

   Exhibit 99.1:    *Press Release of Quickturn Design Systems, Inc.
                     dated August 12, 1998.

(b) Report on Form 8-K

   No reports on Form 8-K were filed in the quarter ended June 30, 1998.

* Previously filed

ITEMS 2 and 3 are not applicable and have been omitted.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  QUICKTURN DESIGN SYSTEMS, Inc.
                                                  ------------------------------
                                                            (Registrant)


Date: March 29, 1999                          By   /s/    RAYMOND K. OSTBY
      --------------                               -----------------------------
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