Form 10-Q/A
period 1998-09-30
QUICKTURN DESIGN SYSTEMS INC
filed 1999-03-29
CIK 914252

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

                                   NO CHANGE
            -------------------------------------------------------
         (Former name or former address, if changed since last report)

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

This quarterly report on Form 10-Q/A contains 28 pages, of which this is page 1.

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        QUICKTURN DESIGN SYSTEMS, Inc.
                Condensed Consolidated Statements of Operations
                 (amounts in thousands except per share data)
                                  (unaudited)

                                                  Three Months Ended       Nine Months Ended
                                                      September 30,           September 30,
                                                   -------------------     ---------------------
                                                    1998        1997          1998       1997
                                                   --------    -------    ---------   ----------
Revenue
 Product revenue                                 $  15,556   $  22,174     $ 45,297   $  56,663
 Maintenance and service revenue                    10,021       7,890       27,792      21,241
                                                 ----------  ----------    ---------  -----------
  Total revenue                                     25,577      30,064       73,089      77,904

Cost of revenue
 Cost of product revenue                             4,494      16,553       20,160      29,326
 Cost of maintenance and service revenue             2,895       2,393        8,889       4,846
                                                 ----------  ----------    ---------  -----------
  Total cost of revenue                              7,389      18,946       29,049      34,172
                                                 ----------  ----------    ---------  -----------
  Gross profit                                      18,188      11,118       44,040      43,732

Operating expenses
 Research and development                            5,347       5,884       17,811      17,555
 Sales and marketing                                 9,389       9,389       28,493      26,710
 General and administrative                          6,940       3,034       13,596       8,391
 Amortization of goodwill                              257         257          771         257
 Acquisition and merger related charges                 --       2,757           --       3,957
                                                 ----------  ----------    ---------  -----------
  Total operating expenses                          21,933      21,321       60,671      56,870
                                                 ----------  ----------    ---------  -----------
  Operating loss                                    (3,745)    (10,203)     (16,631)    (13,138)

Other income, net                                      734         636        2,221       1,546
                                                 ----------  ----------    ---------  -----------
 Net loss before benefit from
  income taxes                                      (3,011)     (9,567)     (14,410)    (11,592)

Benefit from income taxes                           (1,234)     (4,586)      (5,888)     (5,213)
                                                 ----------  ----------    ---------  -----------
 Net loss                                        $  (1,777)  $  (4,981)    $ (8,522)  $  (6,379)
                                                 ==========  ==========    =========  ===========

Basic and diluted net loss per share             $   (0.10) $    (0.29)    $  (0.48)  $   (0.38)
                                                 ==========  ==========    =========  ===========
Number of shares used in earnings
 per share calculations                             17,809      17,462       17,772      16,954
                                                 ==========  ==========    =========  ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        QUICKTURN DESIGN SYSTEMS, Inc.
            Consolidated Statements of Comprehensive Income (Loss)
                            (amounts in thousands)
                                  (unaudited)

                                                            Three Months Ended     Nine Months Ended
                                                               September 30,          September 30,
                                                            ------------------     -----------------
                                                             1998       1997        1998       1997
                                                             ----       ----        ----       ----
Net loss                                                   $ (1,777)  $ (4,981)   $ (8,522)  $ (6,379)

Other comprehensive income (loss)
 Foreign currency translation adjustment                        (24)      (226)       (527)      (301)
                                                           ---------  ---------   ---------  ---------

 Unrealized gains on securities
  Unrealized holding gains arising during period                203         75         187         68
  Less:  reclassification adjustment
    for gain included in net loss                                (6)     ---           (15)     ---
                                                           ---------  ---------   ---------  ---------
 Net unrealized gain on securities                              197         75         172         68
                                                           ---------  ---------   ---------  ---------

 Total other comprehensive income (loss)                        173       (151)       (355)      (233)
                                                           ---------  ---------   ---------  ---------

Comprehensive loss                                         $ (1,604)  $ (5,132)   $ (8,877)  $ (6,612)
                                                           =========  =========   =========  =========

The accompanying notes are an integral part of these consolidated financial statements.

                        QUICKTURN DESIGN SYSTEMS,  Inc.
                     Condensed Consolidated Balance Sheets
                   (amounts in thousands except share data)

                                                              September 30,   December 31,
                                                                  1998            1997
                                                              -------------   ------------
Assets                                                        (unaudited)
 Current assets
  Cash and cash equivalents                                   $     25,182    $     14,589
  Marketable securities                                             12,610          18,219
  Accounts receivable,  net of allowance for doubtful
   accounts of $1,840 in 1998 and 1997                              17,486          31,709
  Inventories                                                        6,932          10,899
  Prepaid expenses and other current assets                          4,000           4,324
  Deferred income taxes                                              8,697           8,697
                                                              ------------    ------------
   Total current assets                                             74,907          88,437
 Marketable securities                                              20,995          20,326
 Fixed assets, net                                                  12,838          11,118
 Deferred income taxes                                               5,770           5,770
 Goodwill                                                            3,856           4,627
 Other assets                                                        1,301           1,282
                                                              ------------    ------------
   Total assets                                               $    119,667    $    131,560
                                                              ============    ============
Liabilities
 Current liabilities
  Short term debt                                             $         --    $      1,095
  Accounts payable                                                   4,841           6,231
  Accrued liabilities                                               19,618          20,351
  Deferred revenue                                                   8,460           9,617
                                                              ------------    ------------
   Total current liabilities                                        32,919          37,294
                                                              ------------    ------------
   Total liabilities                                                32,919          37,294
                                                              ------------    ------------
Stockholders' Equity
 Common stock, $.001 par value:
  Authorized:  40,000,000 shares;
  Issued and outstanding: 18,062,179 shares in 1998;
  17,606,006 shares in 1997                                             18              18
 Additional paid-in capital                                         93,751          91,122
 Deferred compensation                                                (382)           (573)
 Retained earnings (deficit)                                        (4,258)          4,264
 Accumulated other comprehensive loss                                 (920)           (565)
 Treasury stock at cost
  (195,000 shares in 1998; none in 1997)                            (1,461)             --
                                                              ------------    ------------
   Total stockholders' equity                                       86,748          94,266
                                                              ------------    ------------
   Total liabilities and stockholders' equity                 $    119,667    $    131,560
                                                              ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        QUICKTURN DESIGN SYSTEMS, Inc.
                     Consolidated Statements of Cash Flows
                            (amounts in thousands)

                                                                            Nine months ended
                                                                              September 30,
                                                                        -------------------------
                                                                           1998           1997
                                                                        ----------     ----------
Cash flows from operating activities
Net loss                                                                $ (8,522)       $ (6,379)
Adjustments to reconcile net loss to net cash
provided by operating activities
  Depreciation and amortization                                            5,962           6,332
  Amortization of deferred compensation                                      108             146
  Gain on sale of marketable securities                                      (15)            ---
  Write off of Arkos Acquisition                                             ---           8,288
  Write down of inventories                                                  ---           4,602
  Deferred taxes                                                             ---          (4,586)
Changes in current assets and liabilities
  Accounts receivable                                                     14,223          (3,763)
  Inventories                                                              3,967          (4,199)
  Prepaid expenses and other current assets                                  324             327
  Accounts payable and accrued liabilities                                (2,122)          4,472
  Deferred revenue                                                        (1,157)         (1,270)
                                                                        --------        --------
       Net cash provided by operating activities                          12,768           3,970
                                                                        --------        --------
Cash flows from investing activities
  Acquisition of fixed assets                                             (6,763)         (5,077)
  Sale of marketable securities                                           23,871          12,055
  Purchase of marketable securities                                      (18,744)        (16,235)
  Purchase of Arkos Design, Inc.                                             ---          (5,000)
  Increase (decrease) in other assets                                       (169)          1,279
                                                                        --------        --------
       Net cash used in investing activities                              (1,805)        (12,978)
                                                                        --------        --------
Cash flows from financing activities
  Payment of debt                                                         (1,095)         (2,065)
  Proceeds from stock issuances                                            2,713           2,974
  Repurchase of treasury shares                                           (1,461)            ---
                                                                        --------        --------
       Net cash provided by financing activities                             157             909
                                                                        --------        --------

Effect of exchange rates on cash and cash equivalents                       (527)           (301)

Net increase (decrease) in cash and cash equivalents                      10,593          (8,400)
Cash and cash equivalents at beginning of year                            14,589          25,790
                                                                        --------        --------
Cash and cash equivalents at end of period                              $ 25,182        $ 17,390
                                                                        ========        ========
Supplemental disclosure of cash flow information
  Cash paid during the period for:
   Interest                                                             $     51        $    232
   Income taxes                                                         $    497        $  2,494
Supplemental disclosure of noncash investing and financing activities
  Unrealized holding gains on marketable securities                     $    187        $     68
  Increase in inventory reserves related to Arkos Acquisition           $    ---        $  4,172
  Goodwill and other assets acquired in Arkos Acquisition               $    ---        $  5,782
  Common stock and warrants issued in Arkos Acquisition                 $    ---        $  9,500

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

2.  Inventories
    Inventories comprise:

                                     September 30,          December 31,
    (in thousands)                      1998                   1997
    --------------------------------------------------------------------
                                     (unaudited)
    Raw materials                      $5,937                  $ 6,780
    Work in process                       995                    4,119
                                       ------                  -------
                                       $6,932                  $10,899
                                       ======                  =======

    In the second quarter of 1998, the Company incurred inventory obsolescence charge of $5.7 million in connection with the introduction of its Mercury(TM) Design Verification System.

3.  Reclassification
    Certain prior year amounts have been reclassified to conform to the current year presentation.

4.  Restatement
    Quickturn has restated its accounting for the Arkos Acquisition as of December 31, 1997 and the year then ended. The financial statements have been restated to reflect a change in the allocation of the purchase price. As a result of this restatement, the company recognized goodwill of $5.1 million, which is being amortized over a period of five years. These changes resulted in a charge for the amortization of goodwill of $257,000 and a related income tax benefit of $105,000, and amortization of $771,000 and a related tax benefit of $296,000 in the third quarter and first nine months of 1998, respectively.

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheets and measure those instruments at fair value. This statement becomes effective for the Company for fiscal years beginning after December 15, 1999. The Company is evaluating the requirements of SFAS 133 and the effects, if any, on the Company's current reporting disclosures.

6.   Stock Purchase Program
     In April 1998, the Board of Directors authorized the repurchase of shares of the Company's common stock, at management's discretion, for total expenditures of up to $10 million. Shares repurchased under this program are expected to be used for issuance upon exercise of employee stock options previously granted or to be granted in the future under the Company's employee stock plans, thereby reducing the potential dilution that might otherwise result from such exercises. The Company's repurchases of shares of common stock are recorded as "Treasury stock at cost" and result in a reduction of Stockholder's Equity. As of September 30, 1998, 195,000 shares of common stock at an average per share costs of $7.494 had been repurchased under this Stock Repurchase Program.

7.   Stock Option Repricing
     In June 1998, the Company offered employees the right to cancel certain outstanding stock options at their original exercise prices and receive new options with a new exercise price. The new exercise price is $7.438 per share, based on the closing price of the common stock on the last trading day prior to the date individual employees accepted the repricing offer. Options to purchase a total of 1,546,503 shares at original exercise prices ranging from $7.813 to $19.000 per share were cancelled and new options to purchase an equivalent number of shares were issued in June 1998. Vesting under the new options commences on the original vesting dates, and occurs over a new vesting period of five years. Furthermore, the Company amended its stock option plans to require stockholders' approval of future repricing of stock options: See "- Part II., Item 6.(a)
Exhibit 10.1 1996 Supplemental Stock Plan, as amended" and "- Part II., Item 6.(a) Exhibit 10.2 1997 Stock Option Plan, as amended."

8. Earnings per Share
   Basic and diluted earnings per share were calculated as follows:

                                               Three Months Ended September 30,
                              -------------------------------------------------------------
                                          1998                           1997
                              ----------------------------   ------------------------------
(unaudited)
(amounts in thousands          Net               Per-share     Net                Per-share
 except per-share data)       Loss     Shares     Amount       Loss      Shares     Amount
   ------------------------------------------------------   --------------------------------

Net loss               $  (1,777)                         $  (4,981)

Basic and Diluted EPS
Loss available to      ---------                          ---------
common stockholders    $  (1,777)    17,809    $  (0.1)   $  (4,981)    17,462    $   (0.29)
                       =========     ======    =======    =========     ======    =========



                                             Nine Months Ended September 30,
                              -------------------------------------------------------------
                                          1998                           1997
                              ----------------------------   ------------------------------

(unaudited)
(amounts in thousands          Net               Per-share     Net                Per-share
 except per-share data)       Loss     Shares     Amount       Loss      Shares     Amount
   ------------------------------------------------------   --------------------------------

 Net loss              $  (8,522)                         $  (6,379)

Basic and Diluted EPS
Loss available to      ---------                           ---------
common stockholders    $  (8,522)    17,772    $ (0.48)   $  (6,379)    16,954     $  (0.38)
                       =========     ======    =======     =========    ======     ========


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

   Changes in accumulated other comprehensive loss balances are as follows:

                               Foreign        Net Unreal       Accumulated
                               Currency         Gain on           Other
   (unaudited)                Translation     Marketable      Comprehensive
   (in thousands)             Adjustment      Securities           Loss
   ------------------------------------------------------------------------
   For the Nine Months Ended September 30, 1998:

   Balance, December 31, 1997  $      (653)   $      88       $     (565)
     Current-period change            (527)         172             (355)
                               ------------   ---------       -----------
   Balance, September 30, 1998 $    (1,180)   $     260       $     (920)
                               ============   =========       ===========

10. Bank Borrowing Arrangements
    The Company has an unsecured revolving line of credit totaling $5.0 million which provides for borrowings through June 1, 1999. The Company is currently in compliance with the covenants of this borrowing agreement. To date, no funds have been drawn against the line of credit.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Total Revenue
The Company's 1998 third quarter total revenue of $25.6 million represented a 15% decrease compared to the third quarter total revenue of the prior year. Total revenue for the first nine months of 1998 of $73.1 million decreased 6% compared to the first nine months of the prior year. The decreases in total revenue were attributable primarily to lower product sales in the Asia-Pacific region and certain segments of the U.S. market, particularly those customers that are heavily dependent on sales to the Asia-Pacific region, partially offset by increases in maintenance and service revenue. See "---Risk Factors:
International Sales", "---Risk Factors: Potential Fluctuations in Quarterly Results", "---Risk Factors: Customer Concentration", "---Risk Factors: New Product Transition", "---Risk Factors: Software Revenue Recognition" and "--- Risk Factors: Dependence Upon Certain Suppliers."

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

Gross Margins
Gross margins were 71% in the third quarter of 1998 compared with 37% in the same quarter of the prior year. Gross margins in the third quarter and first nine months of 1997 were impacted by $7.4 million of sales at zero gross margin related to the Arkos Acquisition, a $2.6 million write off of Arkos purchased inventory and a $2.0 million inventory obsolescence charge caused by an anticipated shorter product life cycle of Quickturn's System Realizer emulation product resulting from the effect of Arkos-related technology. Excluding these charges in 1997, gross margins were 71% in the third quarters of both years. Gross margins in the first nine months of the current year were 60%, which included an inventory obsolescence charge of $5.7 million resulting from the introduction of the Company's Mercury Design Verification System ("Mercury") in the second quarter of the current year. Excluding the inventory item mentioned above and the effect of the Arkos Acquisition, gross margins in the first nine months of 1998 were 68% as compared to 69% in the first nine months of 1997. The decrease in gross margins in the first nine months of 1998, excluding the items mentioned above, was attributable primarily to decreased maintenance and service gross margins due to increased field support requirements to service new and existing contracts. See "---Risk Factors: Gross Margins."

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

In connection with the Arkos Acquisition, the Company recorded charges of $2.8 million in the third quarter of 1997 which represented the write-off of in-process research and development of an Arkos emulator which proved to be incompatible with the underlying technology used in Quickturn's products.

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

Benefit from Income Taxes
The tax benefit rates were 41% for both the third quarter and first nine months of 1998, and 48% and 45% for the third quarter and first nine months of 1997, respectively. The tax benefit rates were in excess of the federal statutory rate of 35% primarily because of federal and state general business credits and interest income on investments in tax-exempt obligations.

Net Loss and Quarterly Results
The net loss in the third quarter of 1998 was $1.8 million, which included legal and advisory expenses of $4.0 million related to an unsolicited tender offer, or $2.3 million, net of tax. See "General and Administrative" above. Excluding the expenses related to the tender offer, net income for the third quarter of 1998 was $583,000. In the corresponding quarter of 1997, the net loss was $5.0 million, which, included one-time charges of $12.9 million for the Arkos Acquisition, or $7.3 million, net of tax. See "Gross Margins" and "Acquisitions and Merger Related Charges" above. Excluding the Arkos Acquisition charges and related goodwill amortization in the quarter, net income for the third quarter of 1997 was $2.5 million. The decrease in net income, excluding the tender offer expenses and the acquisition charges, was due primarily to a decrease in revenue. See "Total Revenue" above.

Liquidity and Capital Resources
Cash and cash equivalents increased by $10.6 million from December 31, 1997 to September 30, 1998. Net cash provided by operations was $12.8 million, due primarily to decreased accounts receivable of $14.2 million, decreased inventories of $4.0 million and depreciation and amortization of $6.0 million, partially offset by a net loss of $8.5 million, decreased accounts payable and accrued liabilities of $2.1 million, and decreased deferred revenue of $1.2 million. Net cash used in investing activities was $1.8 million, due primarily to purchases of marketable securities of $18.7 million and for the acquisition of fixed assets of $6.8 million, partially offset by sales of marketable
securities of $23.9 million.   Net cash provided by financing activities was
$157,000, due primarily to proceeds from stock issuances of $2.7 million, partially offset by the repurchase of treasury shares of $1.5 million and payments of debts of $1.1 million.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

   Exhibit 3.2:  *  Bylaws of the Registrant, as amended through August 21,
1998.

   Exhibit 10.1:  * 1996 Supplemental Stock Plan, as amended.

   Exhibit 10.2:  * 1997 Stock Option Plan, as amended.

   Exhibit 27:      Financial Data Schedule.

* previously filed

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

                                QUICKTURN DESIGN SYSTEMS, Inc.
                                ------------------------------
                                        (Registrant)

Date: March 29, 1999                    By: /s/ RAYMOND K. OSTBY
      ----------------------                ---------------------------
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