Form 10-K
period 1998-12-31
QUICKTURN DESIGN SYSTEMS INC
filed 1999-03-29
CIK 914252

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  For the fiscal year ended December 31, 1998
                                            -----------------
                                       OR
    [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the transition period from _____ to _____

                        COMMISSION FILE NUMBER: 0-22738
                                                -------

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

                                Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in Part III of this Form 10-K or any amendment
to this Form 10-K.   [ ]

The aggregate market value of voting stock held by nonaffiliates of the Registrant, based upon the closing sale price of the Common Stock on February 28, 1999 on the Nasdaq National Market was approximately $221,975,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant's Common Stock as of February
                            28, 1999 was 18,376,513.

                        QUICKTURN DESIGN SYSTEMS, INC.

    Annual Report on Form 10-K for the fiscal year ended December 31, 1998

                               TABLE OF CONTENTS

                                                                          Page #
PART I                                                                    ------
Item 1.   Business.......................................................     1
Item 2.   Properties.....................................................    21
Item 3.   Legal Proceedings..............................................    21
Item 4.   Submission of Matters to a Vote of
          Security Holders...............................................    23

PART II
Item 5.   Market for Quickturn's Common Equity
          and Related Stockholder Matters................................    24
Item 6.   Selected Financial Data........................................    25
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................    26
Item 7A.  Quantitative and Qualitative Disclosures
          About Market Risk..............................................    39
Item 8.   Financial Statements and Supplementary Data....................    41
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure............................    41

PART III
Item 10.  Quickturn's Directors and Executive Officers...................    42
          Compliance with Section 16(a) of the Exchange Act..............    47
Item 11.  Executive Compensation.........................................    48
Item 12.  Security Ownership of Certain Beneficial
          Owners and Management..........................................    53
Item 13.  Certain Relationships and Related Transactions.................    54

PART IV
Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K............................................    55
          Signatures.....................................................    89

     This Annual Report on Form 10-K contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are based on current expectations, estimates and projections about Quickturn's industry, management's beliefs, and certain assumptions made by Quickturn's management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Risk Factors" on pages 11 through 21. Unless required by law, Quickturn undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents that Quickturn files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

                                    PART I
                                    ------

Item 1.    BUSINESS.
           ---------

Overview

     Quickturn Design Systems, Inc. ("Quickturn") is a leading provider of complex computer systems that emulate the performance and operation of computer chips and electronic systems. Quickturn products are used to verify that the customers' computer chips and electronic systems perform in accordance with their desired specifications. Quickturn also provides its SpeedSim brand of simulation software products that enable engineers to simulate the performance and operation of individual computer chips early in the design process in order to verify that each chip performs in accordance with its desired specifications. Quickturn is also a leading provider of engineering services that enable designers of electronic systems and complex computer chips to reduce the time it takes from designing a product to marketing it. Quickturn's systems and software products serve the needs of chip and electronic system designers in a variety of industries, including the merchant semiconductor, computer, workstation, telecommunications, networking, multimedia and graphics industries.

     Quickturn's principal design verification products include the System Realizer/TM/, Mercury Design Verification System/TM/ ("Mercury") and CoBALT/TM/

(Concurrent Broadcast Array Logic Technology) emulators, and SpeedSim/TM/ cycle-based simulation software.

     An emulation system is comprised of a reprogrammable computer, which is sold to the customer, along with Quickturn's Quest brand of software, which is licensed to the customer. This combination of hardware and software enables the customer to load a chip design into the reprogrammable computer and to verify that the chip design functions as intended. Quickturn provides powerful related software tools to help the customer identify computer chip errors, to correct those errors and to re-load the corrected chip design into the reprogrammable computer to continue testing the chip design. Quickturn's emulators are designed to help customers identify and correct chip design errors much faster than alternative methods, thereby enabling the customer to develop products much faster than otherwise. Quickturn's customers create computer chips by linking together units referred to as logic gates, and Quickturn's emulation systems are sold in "modules" that are measured in logic gates. For example, Quickturn's Mercury and CoBALT emulators are typically sold in modules of 1,000,000 logic gates of capacity. The Mercury emulator has a total capacity of 10 modules or 10,000,000 logic gates. The CoBALT emulator has a total capacity of 20,000,000 logic gates. A chip designed by a typical Quickturn customer can comprise from 100,000 to more than 3,000,000 logic gates. As customers design chips of greater complexity, they utilize more logic gates in their designs and may buy additional modules of emulation capacity to verify increasingly complex designs. As emulator capacity increases, with an increase in logic modules, the selling price of the emulator increases correspondingly.

     SpeedSim simulation software is licensed on a per-user basis. The SpeedSim simulation software products, which complement Quickturn's emulation products, can be used by customers to verify computer chip designs early in the design process, particularly when design changes occur several times per day. Later, when designs become more stable, customers may use Quickturn's emulation products to test the entire system that contains the design and to help identify bugs at the system level, which cannot be found prior to this later stage in the design process.

     Quickturn's principal executive offices are located at 55 W. Trimble Road, San Jose, California, 95131, and its telephone number is (408) 914-6000. Quickturn's homepage can be located on the Web at http://www.quickturn.com/.

Recent Developments

     Quickturn began operations in 1987 and commenced product shipments in 1989. In February 1997, the Company acquired SpeedSim, Inc. ("SpeedSim"), a provider of simulation software (the "SpeedSim Merger"). See "Part IV, Item 14 ---Note 3 of the Notes to Consolidated Financial Statements." In June 1997, pursuant to an asset purchase agreement among Quickturn, Synopsys, Inc. ("Synopsys") and Arkos Design Inc. ("Arkos"), Quickturn purchased from Synopsys certain assets relating to Synopsys' emulation business, including all of the outstanding capital stock of Arkos (the "Arkos Acquisition"). See "Part IV, Item 14 ---Note 3 of the Notes to Consolidated Financial

Statements." In June 1998, Quickturn introduced Mercury, which is Quickturn's fifth generation emulator and succeeds System Realizer. In October 1998, Quickturn announced its QuickCycles program, which provides high-speed simulation services on a pay-as-you-go basis. In November 1998, SpeedSim 3.0 simulation software was introduced, which featured twice the performance of previous simulation software. Also in November 1998, CoBALT Plus was introduced, which resulted from Quickturn's continuing technology relationship with IBM. In August 1998, Mentor Graphics Corporation ("Mentor") launched a hostile tender offer for all the outstanding shares Quickturn. That offer was withdrawn in January 1999 after the announcement of a negotiated merger of Quickturn with Cadence Design Systems, Inc. ("Cadence") in December 1998.

Technology and Products

Cycle-based Simulation

          The computer chip design process begins when electronic design engineers create an initial description of a computer chip, typically using high level or register transfer level ("RTL") languages such as VHDL or Verilog.
This description is then debugged using software simulation on a workstation, which creates a software mock-up of the computer chip's logic flow based on the RTL description. Test inputs are then fed into the mock-up to determine if the current design performs as desired.

          Once a computer chip design is deemed reliable at the RTL level, the
designer maps out a physical layout of the transistors and gates.   This is
often accomplished using synthesis software, which transforms RTL designs into logic gate level architecture. Once at the logic gate level, the design again must be tested for critical operating functionality. Both RTL and logic gate level tests are typically run on event-driven simulation software, which runs at speeds substantially below the normal speed of a completed computer chip. The speed of most event-driven simulation software is typically in the range of tens or hundreds of cycles per second, while most complex computer chips are designed to run in the range of tens of millions to hundreds of millions of cycles per second. Therefore, software simulation testing of a highly complex design with hundreds of thousands of logic gates using event-driven simulation could take a substantial period of time. Since a design may need to undergo dozens of iterations, given the time-to-market demands in the electronics industry, the delays associated with full event-driven simulation for complex computer chip designs can be unacceptable to computer chip designers.

          Quickturn's SpeedSim high performance simulation software uses cycle-based simulation ("CBS") technology, which is an alternative to traditional event-driven simulation mentioned above. CBS is specifically designed to improve on the verification speed limitations of event-driven simulation, and it may also contribute to lower project costs by reducing the need for expensive hardware simulation accelerators.

          Quickturn's SpeedSim cycle-based simulator employs a proprietary technology called Boolean Dataflow Engine ("BDE") to enhance verification performance by having the cycle-based simulator examine results only at the end of every clock cycle, thereby eliminating unnecessary calculations. These unnecessary calculations are inherent to traditional event-driven simulation, which examines every active signal that propagates through every device during a clock cycle. Therefore, Quickturn believes that its CBS approach may be five times faster than event-driven simulation because CBS focuses only on the primary task at hand, which is functional verification of chip design logic.
BDE further enhances performance by employing fewer logic states, typically two (1s and 0s), while full event-driven-simulation addresses from four to nine logic states.

            Other enhancements related to BDE technology include:

          * Minimal Memory Usage: The SpeedSim product enhances performance by utilizing less memory than event-driven simulation. Using BDE, engineers can fit a one million gate design into a 10MB image. Without BDE, the computer memory requirements for the same image may be typically three to ten times larger. For very large chip designs, the reduced memory requirements made possible by BDE are further enhanced by allowing a design team to speed up verification by running different tests on all of their desktop workstations in their network at once, instead of on just one large server.

          * Simultaneous Test: This SpeedSim option allows for up to 32 different tests to be run simultaneously on one image of a design model, using a single workstation, which can result in up to a five-fold to ten-fold gain in performance throughput.

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

Emulation

          Quickturn's Mercury, System Realizer and CoBALT emulation systems are used by electronic design engineers to generate reprogrammable physical prototypes, or "virtual silicon/TM/" representations, of their electronic circuit designs. This enables designers to achieve concurrent verification of the entire target system, including system software and applications, and to perform iterative design changes prior to actual silicon fabrication. Mercury and System Realizer offer a versatile solution for synchronous and asynchronous designs in the range of 150,000 to 10 million logic gates. CoBALT provides verification capabilities for complex, synchronous designs of up to 20 million logic gates. All systems share the same software environment, which allows designers to select the optimum emulation solution for any design style.

          The emulation process begins with Quickturn's emulation products automatically accepting logic designs which may have been created in any of the most widely used, commercially available electronic design automation ("EDA") systems, as well as those created in the proprietary design environments of selected large customers. These designs are then processed by Quickturn's proprietary software on a commercial workstation. Using information provided by engineers as well as by built-in proprietary algorithms, the software is used to partition designs into different blocks of logic which are then automatically mapped into a virtual silicon implementation. The user's gate or RTL description is mapped into the programmable hardware of CoBALT or System Realizer. Optimization is done during the mapping process to best utilize the programmable hardware. Once the designs are partitioned, the software defines the interconnection and logic routing of the various blocks of logic.

          The designs are then downloaded from the commercial workstation to the emulation system, thereby creating a virtual silicon implementation of the designs. The virtual silicon is then cabled into the target system where the fabricated silicon will ultimately reside. At this time, the target system can be run just as if fabricated silicon were available. The target system is then tested by running embedded software, operating systems and application software. The verification of the target system will typically run at speeds in the range of millions of cycles per second, several orders of magnitude faster than logic gate level simulation, but typically slower than real operating speeds.

          The emulation system includes an integrated logic analyzer and software debugging tools, which enable the engineer to observe the details of the design behavior at any location within a design. When design problems are discovered, changes are made and then transferred by the emulation software to the virtual silicon. The impact of the changes can be determined quickly in the target system while the design can still be easily modified.

          Quickturn's emulation products range in emulation capacities from 150,000 logic gates to 20 million logic gates and are priced at between $0.50 to $0.70 per logic gate.

          Quickturn's products are based on Quickturn's patented technologies and proprietary software algorithms that have produced the following core technologies:

          * Logic compilation, including partitioning:   the complex software
that segments a large computer chip design into smaller units which are programmed into the field programmable gate arrays ("FPGAs") for Mercury and System Realizer or processor chips for CoBALT, and programmable memories that constitute the core reprogrammable components of Quickturn's emulation systems.

          * High speed behavioral co-simulation: the ability to emulate a design in conjunction with a C or verilog behavioral testbench at multi-khz speeds.

          * Interconnect architecture: in Mercury and System Realizer, the patented system-level method for connecting reprogrammable components, which is implemented with Quickturn's proprietary interconnect computer chips and placement and routing software.

          * Logic mapping: the software which optimizes the mapping of the design to be emulated into the basic cells of the FPGAs in the emulation system.

          * Memory architecture mapping: the software which optimizes the use of programmable memory in the emulation system to represent the memory architecture of the computer chip to be emulated.

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

          See "---Risk Factors: Quickturn's success depends on broad market acceptance of Quickturn's products."

Customers

          Quickturn markets its products to customers who design complex computer chips and electronic systems. Early adopters represented the computer chip and system companies with the largest design verification problems. As the technology has matured, a broader range of customers has adopted the technology. Today, Quickturn's customers include merchant semiconductor, computer, workstation, telecommunications, networking, multimedia and graphics companies. Quickturn's customers are in industries characterized by rapid advances in technology, competitive pressures to quickly develop and introduce new products and the need for extensive system-level design verification and debugging prior to design implementation.

          Microprocessors and microcontrollers with complexity levels of hundreds of thousands and even millions of logic gates are applications for which emulation is considered a critical technology because of the requirement to verify design compatibility with new and existing software. Typical new users of Quickturn's design verification products are designers of custom computer chips or Application Specific Integrated Circuits ("ASICs") with 100,000 to 3,000,000 or more logic gates. See "---Risk Factors: Quickturn relies on a few customers for much of its revenue."

Customer Service and Support

          Quickturn provides customers with technical support, training and design consulting services. Quickturn believes that a high level of customer service and support is critical to the adoption of Quickturn's design verification technology by new users. During the early stages of a customer's first project, Quickturn works closely with the customer's project team to ensure a smooth integration of its design verification products into the design process. Quickturn maintains a rapid response program which is designed to meet urgent customer support needs. For customers using Quickturn's design verification products on mission-critical projects, Quickturn offers expert-user design consulting services to customers through its Time-to-Market-Engineering Services ("TtME"). Additionally, substantially all of Quickturn's customers currently have maintenance agreements with Quickturn. Quickturn generally warrants its products to be free from defects and to substantially conform to material specifications for a period of 90 days.

Sales and Marketing

          Quickturn markets its products and services primarily through its direct sales and service force. Quickturn employs a highly skilled sales force and an application engineering team capable of serving the sophisticated needs of prospective customers' engineering and management staffs. The sales process is supported by a broad range of marketing programs which include trade shows, direct marketing, public relations and customer seminars. From time to time Quickturn may enter into joint marketing agreements with EDA companies and other technology partners to increase market acceptance of Quickturn's design verification products. See "---Risk Factors: Quickturn's quarterly results of operations can fluctuate substantially" and "---Risk Factors: Quickturn's products have lengthy sales cycles."

          As of February 28, 1999, Quickturn's direct sales and service force consisted of 158 sales, technical, administrative and management employees. Quickturn has 12 sales and support offices throughout the United States located in Arizona, California (Garden Grove, San Diego, San Jose), Colorado, Massachusetts, Minnesota, New Jersey, North Carolina, Oregon and Texas (Austin and Dallas). Internationally, Quickturn has eight sales and support offices, one each in Antwerp, London, Munich, Osaka, Paris, Stockholm, Tel Aviv and Yokohama.

          In Japan, Quickturn serves its customers through its direct sales and
service offices in Osaka and Yokohama.   Additionally in Japan, Quickturn has a
hardware maintenance agreement with D Scan Service Co., Ltd., which will terminate in mid-1999. Quickturn utilizes manufacturer's representatives and other selected distributors in Korea, Singapore and Taiwan.

          Sales outside of the U.S. accounted for approximately 40%, 36% and 37% of Quickturn's revenue in 1998, 1997 and 1996, respectively. See "---Risk
Factors: Quickturn is exposed to currency exchange rate fluctuations" and "--- Risk Factors: Quickturn may continue to be affected by foreign economic conditions."

Research and Development

          To support its current leadership position in the design verification market, Quickturn presently invests and will continue to invest in continued innovation in the key technology areas of new products and existing products.

          As of February 28, 1999, Quickturn's research and development group consisted of 129 full-time employees. Within the research and development organization, approximately 72% were involved in software development, with the balance in hardware design. During 1998, 1997 and 1996, research and development expenses were $23.4 million, $23.5 million and $19.7 million, respectively. Quickturn anticipates that it will continue to commit substantial resources to research and development in the future. See "---Risk Factors:
Quickturn's survival depends on its ability to introduce new products and keep up with technological change."

Manufacturing

          Quickturn performs final assembly and test of its emulation products in its San Jose, California facility. Quickturn utilizes subcontractors for all major subassembly manufacturing, including all individual printed circuit boards and custom integrated circuits. Quickturn has a testing and qualification program to ensure that all subassemblies meet Quickturn's specifications before going into final assembly and test.

          Although Quickturn's customers often forecast projected requirements considerably in advance of the proposed shipment date, actual orders are typically not received until shortly before the desired shipment date. As a result, backlog at the beginning of a period may not represent a significant percentage of the product sales anticipated for that period. Accordingly, Quickturn does not consider backlog to be a significant measure of anticipated sales for any future period. However, Quickturn partially relies on forecasts
to determine inventory levels and manufacturing schedules.   See "---Risk
Factors:  Quickturn obtains key
components from a limited number of suppliers" and "---Risk Factors: Quickturn is highly dependent on maintaining high-quality manufacturing."

Competition

          The Electronic Design Automation ("EDA") industry is highly competitive and rapidly changing. Quickturn's products are specifically targeted at the emerging portion of this industry relating to advanced verification technology, and, to date, substantially all of Quickturn's revenue has resulted from sales in this segment. Quickturn faces significant competition for emulation-based system-level design verification and cycle-based simulation, and also competition from traditional design verification methodologies which rely on the approach of building and then testing complete system prototypes, as well as from potentially new tools such as formal verification. Quickturn will continue to inform potential customers of the benefits of emulation and cycle-based simulation in order for such customers to adopt Quickturn's advanced design verification systems as a complement to standard simulation tools. See "---Risk Factors: Quickturn's industry is highly competitive."

          In addition, competitors may resort to litigation as a means of competition. Such litigation may result in substantial costs to Quickturn, injunctive relief preventing Quickturn from engaging in activities critical to its business, and significant diversion of management time. In 1995, Mentor filed suit against Quickturn for declaratory judgment of non-infringement, invalidity and unenforceability of several of the Company's patents. Several actions between Quickturn and Mentor and a French subsidiary of Mentor, Meta Systems ("Meta"), ensued, and those cases were consolidated in the U.S. District Court for the District of Oregon, where five of Quickturn's patents are now involved in the disputes. Quickturn has pending actions against Mentor and Meta for infringement of the five patents at issue, and Mentor and Meta are seeking a declaratory judgment of non-infringement and unenforceability of the five patents in dispute, and of invalidity of two of those patents. Quickturn is also involved in litigation with Mentor's German subsidiary; with Mentor's French and Dutch subsidiaries, with Meta Systems and with a French company named M2000 in France; and with Aptix Corporation, Meta and Mentor in the U.S. District Court, the Northern District of California. See "Item 3 ---Legal Proceedings." Although patent and intellectual property disputes in the EDA industry are often settled through licensing, cross-licensing or similar arrangements, costs associated with such litigation and arrangements may be substantial and no assurance can be given that any licensing or other arrangements would be available on economically feasible terms or at all.

Proprietary Rights

          Quickturn's success and ability to compete depend in part upon its proprietary technology. While Quickturn relies on patent, trademark, trade secret and copyright law to protect its technology, Quickturn also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technology leadership position.

          Quickturn currently owns 35 U.S. patents of which three are co-owned. Quickturn has 20 patent applications on file with the U.S. Patent and Trademark Office of which 4 are co-owned. Quickturn's U.S. patents expire between 2005 and 2017. Quickturn also owns 9 foreign patents and 37 foreign patent
applications.   Quickturn's foreign patents expire between 2008 and 2015.  See
"---Risk Factors: Quickturn is involved in substantial intellectual property litigation" and "Risk Factors: Quickturn's proprietary rights are critical to Quickturn's success."

Employees

          As of February 28, 1999, Quickturn had a total of 383 employees, of whom 341 were based in the United States and 42 were based overseas. Of the total, 176 were engaged in sales, marketing and related customer support services, 129 were in research and development, 53 were in manufacturing and 25
were in finance and administration.   See "---Risk Factors:  Quickturn depends
on key personnel."

Risk Factors

          The following risk factors should be carefully considered in evaluating Quickturn and its business because such factors currently have a significant impact or may have a significant impact in Quickturn's business, operating results or financial condition.

Quickturn's success depends on broad market acceptance of Quickturn's products.

          Substantially all of Quickturn's revenue has been derived from the sale of its design verification products, and sales of such products are expected to continue to account for substantially all of Quickturn's revenue in the foreseeable future. To date, Quickturn's products have been sold to a limited number of customers. See "--- Risk Factors: Quickturn relies on a few customers for much of its revenue." Accordingly, broad market acceptance of design verification products by existing and new customers is critical to Quickturn's future success. The adoption of Quickturn's design verification products in the design verification process by computer chip and system designers, particularly those which have historically relied on other methodologies, generally requires the designer to adopt an entirely new method of design verification. While Quickturn believes that its design verification products offer considerable advantages in the high-end system design process, there can be no assurance that market acceptance of those products will continue to grow. Moreover, there can be no assurance that emulation products will be adopted beyond the high-end emulation market, which is characterized by complex computer chips of hundreds of thousands or, in some cases, millions of logic gates. The adoption of Quickturn's design verification products for designing computer chips and systems will also depend on the continued increased complexity of computer chips designed into electronic systems, integration of Quickturn's products with other tools for design and verification, importance of the time-to-market benefits of Quickturn's design verification products and industry acceptance of the need to close the gap between high level design and silicon production. Because the market for design verification products is new and evolving, it is difficult to predict with any assurance whether the market for design verification products will continue to expand.

Quickturn's quarterly results of operations can fluctuate substantially.

          A delay in the shipment of a few orders can have a significant adverse effect upon Quickturn's total revenue and results of operations in a given quarter. Many of Quickturn's customers order products only when needed. They often wait until they know that a new computer chip development project will begin. In addition, a significant portion of Quickturn's revenue in each quarter generally results from shipments in the last few weeks of the quarter. Quickturn may not learn of these revenue shortfalls until late in the quarter. For example, in two quarters of 1994, significant orders were delayed into the succeeding quarter, causing Quickturn to miss its revenue targets.

Quickturn's products have lengthy sales cycles.

          Sales of Quickturn's products depend, in significant part, upon the decision of the prospective customer to commence a project for the design and development of complex computer chips and systems. In view of the significant amounts of both time and commitment of capital involved in the design and development of complex computer chips and systems, Quickturn may experience delays following initial qualification of Quickturn's design verification products as a result of delays by customers in commencement of the project. For this and other reasons, Quickturn's design verification products typically have a lengthy sales cycle during which Quickturn may expend substantial funds and management effort. Lengthy sales cycles subject

Quickturn to a number of significant risks, including inventory obsolescence and fluctuations in operating results, over which Quickturn has little or no control.

Quickturn relies on a few customers for much of its revenue.

          The loss of a major customer or fewer or smaller orders by such a major customer could harm Quickturn's financial condition or results of operations. Quickturn relies on a limited number of customers for a substantial portion of its total revenue. Quickturn's top ten customers represented, as a percentage of total revenue, 60%, 43% and 52% in 1998, 1997 and 1996, respectively. In 1998 and 1996, sales to one customer, Fujitsu, were $14.7 million or 14% of Quickturn's total revenue, and $13.1 million or 12% of Quickturn's total revenue, respectively. In 1997, no customer individually comprised more than 10% of Quickturn's total revenue. Quickturn expects that sales to a limited number of customers in the future will continue to represent a high percentage of its total revenue. In addition, any significant delays in or cancellations of a major customer's development projects, new product announcements and releases by Quickturn, and economic conditions in the electronics industry generally could result in delayed, smaller or cancelled orders. In the first quarter of 1997, some of Quickturn's major customers lengthened their purchase cycles and, in the first quarter of 1998, major customers in the Asia-Pacific region cancelled projects which would have otherwise been expected to result in purchases of Quickturn's products.

Quickturn's success depends on the state of electronics industry.

          Quickturn is dependent upon the state of the electronics industry, and in particular on new system and computer chip design projects. The electronics industry is characterized by rapid technological change, short product life cycles, fluctuations in manufacturing capacity and pricing and margin pressures, which cause the industry to be volatile. As a result, the electronics industry has historically experienced sudden and unexpected downturns during which new system and design projects decrease. Because most of Quickturn's sales occur upon the commencement of new projects for system and computer chip products, Quickturn is dependent upon the rate of commencement of new system and computer chip design projects. Accordingly, negative factors affecting the electronics industry could have a material adverse effect on Quickturn's financial condition or results of operations.

Quickturn's survival depends on its ability to introduce new products and keep up with technological change.

          The EDA industry is characterized by extremely rapid technological change in hardware and software development, frequent new product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Quickturn's future success will depend upon its ability to enhance its current lines of verification products and to design, develop and support its next-generation design verification products on a timely basis that keep pace with technological developments and emerging industry standards. Next-generation design verification products must address increasingly sophisticated customer needs, all of which require a high level of expenditures for research and development by Quickturn. Although Quickturn is not currently aware of any material limitations on its ability to develop new products which are capable of verifying the next generation of computer chips, there can be no assurance that Quickturn will successfully develop and market product enhancements or new products that respond to technological change or evolving industry standards, that Quickturn will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If Quickturn is unable, for technological or other reasons, to develop and introduce products in a timely manner in response to changing market conditions or customer requirements, Quickturn's business, operating results and financial condition will be materially and adversely affected. Moreover, from time to time, Quickturn may announce new products or technologies that have the potential to replace Quickturn's existing product offerings. There can be no assurance that the announcement of new product offerings will not cause customers to defer purchases of existing Quickturn products, which could adversely affect Quickturn's results of operations.

Quickturn's industry is highly competitive.

          The EDA industry is highly competitive and rapidly changing. Quickturn faces significant competition from companies that produce products similar to Quickturn's, as well as from companies offering products based on other computer chip design verification methods which involve building and then testing complete electronics system prototypes and some of which rely on new electronics technologies. Because of the growing demand for electronics design verification methods that reduce the number of costly design cycles and improve product quality, Quickturn expects competition to increase as other companies attempt to introduce products similar to Quickturn's, and as new technologies emerge. Increased competition could result in price reductions, reduced profits and loss of market share, which could seriously harm Quickturn's business, operating results and financial condition. Many of Quickturn's competitors have significantly greater financial, technical and marketing resources and greater name recognition than Quickturn. Many have also established relationships with current and potential customers of Quickturn.

Quickturn is exposed to currency exchange rate fluctuations.

          Fluctuations of the U.S. dollar against foreign currencies, the current uncertain international economic situation and the seasonality of international markets could harm Quickturn's results of operations and financial condition.

          Revenue from most of Quickturn's international customers is in U.S. dollars, but Quickturn transacts business with some customers in foreign currencies. Quickturn's foreign currency hedging program may not protect it from fluctuations in currency exchange rates and this could seriously harm the value of payment generated by sales in foreign currencies.

Quickturn's inability to deal effectively with the conversion of the euro may negatively impact its marketing and strategies.

          On January 1, 1999, 11 member countries of the European Union adopted the euro as their common legal currency and established fixed conversion rates between their sovereign currencies and the euro. Electronic transactions can be made in either the sovereign currencies or the euro until January 1, 2002, after which the euro must be used exclusively for all transactions. Quickturn believes that its internal systems and financial institution vendors are capable of handling the euro conversion and is in the process of examining current marketing and pricing policies and strategies that may be affected by conversion to the euro. The cost of this effort is not expected to materially hurt Quickturn's results of operations or financial condition. However, Quickturn cannot be assured that all issues related to the euro conversion have been identified and that any additional issues would not materially hurt Quickturn's results of operations or financial condition. For example, the conversion to the euro may have competitive implications on Quickturn's pricing and marketing strategies and Quickturn may be at risk to the extent its principal European customers are unable to deal effectively with the impact of the euro conversion. Quickturn has not yet completed its evaluation of the impact of the euro conversion on its functional currency designations.

Quickturn may continue to be affected by foreign economic conditions.

          Quickturn derives a significant portion of its revenue and net income from its international operations. Quickturn's products may not achieve widespread commercial acceptance in international markets in the future. Quickturn is uncertain whether the recent weakness experienced in the Asia-Pacific markets will continue. Because of this downturn, sales of Quickturn's products in Japan have decreased in the first three quarters of 1998. The weakness could also cause major Asia-Pacific electronics firms to continue lowering their EDA spending budgets. Consequently, sales of Quickturn's design verification products in the Asia-Pacific markets may continue to decrease.
          Quickturn's international sales may be subject to additional risks associated with international operations, including:

 .  the adoption and expansion of unfavorable government trade regulations;

 .  limitations on the repatriation of earnings;

 . reduced respect for Quickturn's intellectual property rights by some countries;

 .  recessions in foreign countries and regions;

 . longer receivables collection periods and greater difficulty in collecting international accounts receivable;

 . difficulties in managing Quickturn's own operations in multiple, distinct geographic locations and diverse cultures;

 .  political and economic instability;

 .  tariffs and other trade barriers; and

 .  difficulties in obtaining U.S. government export licenses.

Quickturn obtains key components from a limited number of suppliers.

          Quickturn depends on several suppliers for certain key components and board assemblies used in its hardware-based emulation products. Quickturn's inability to develop alternative sources or to obtain sufficient quantities of these components or board assemblies could result in delays or reductions in product shipments. In particular, Quickturn currently relies on Xilinx, Inc. for the supply of key integrated circuits and on IBM for the hardware components for both Quickturn's CoBALT and Mercury products. With regard to Mercury, IBM recently replaced Quickturn's previous supplier and is currently providing the assembly services for several Mercury components on an order-by-order basis. Quickturn is negotiating with IBM to establish an overall contract, but these negotiations may not be successfully completed, thereby causing disruptions in the supply of IBM's products or services. If there were a reduction or interruption, Quickturn's results of operations would be seriously harmed. Even if Quickturn could eventually obtain these components from alternative sources, a significant amount of time and resources would be required to redesign Quickturn's products to accommodate the alternative supplier.

Quickturn depends on key personnel.

          Quickturn's performance is substantially dependent on the performance of its executive officers. Furthermore, the loss of the services of any of its executive officers or other key employees could have a material adverse effect on Quickturn. Quickturn does not maintain key person life insurance policies on the lives of its key officers or key personnel, all of whom are important to Quickturn's future success. Quickturn's future success also depends on its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that Quickturn will be able to retain its key managerial and technical employees or that it will be able to attract, assimilate or retain other highly qualified technical and managerial personnel in the future. The inability of Quickturn to attract and retain the necessary technical personnel in the future could impair the development of new products and have a material adverse effect upon Quickturn's business, operating results and financial condition. None of Quickturn's employees is represented by a labor union. Quickturn has not experienced any work stoppages and considers its relations with its employees to be good.

Quickturn is highly dependent on maintaining high-quality manufacturing.

          Quickturn's emulation systems are complex and are used by Quickturn's customers in critical development projects which demand a high level of quality and reliability. Quickturn invests substantial resources to ensure the quality and reliability of its emulation systems and must provide a high level of service to its customers to minimize customer downtime in the event of a malfunction. There can be no assurance that Quickturn will be able to meet customer requirements for quality and reliability in the future.

Quickturn is involved in substantial intellectual property litigation, which will be costly and may invalidate some of its intellectual property rights.

          Quickturn's competitors may sue Quickturn in order to obtain a competitive edge. Litigation can result in substantial costs to Quickturn and significant diversions of management time from Quickturn's day-to-day operations. In 1995, Quickturn's competitor, Mentor, sued Quickturn. Mentor sought to have several of Quickturn's patents declared invalid as well as to have the court determine that Mentor was not infringing them. Quickturn filed counterclaims against Mentor and Mentor's French subsidiary, Meta Systems, for infringement of the same Quickturn patents. Quickturn is also involved in patent litigation with Mentor's subsidiary in Germany; with Mentor's French and Dutch subsidiaries, with Meta Systems and with a French company named M2000 in France; and with Aptix Corporation, Meta Systems and Mentor in California. Even though patent and intellectual property disputes in Quickturn's industry are often settled through licensing, cross-licensing or similar arrangements, costs associated with litigation can be substantial and no assurances can be given that any licensing or other arrangements would be available on economically feasible terms or at all. The costs and any adverse outcomes of Quickturn's current litigation could seriously harm its business, operating results and financial condition. See "Item 3 ---Legal Proceedings."

Quickturn's proprietary rights are critical to Quickturn's success.

          There can be no assurance that others will not develop technologies that are similar or superior to Quickturn's technology, duplicate Quickturn's technology or design around the patents owned by Quickturn. The source code for Quickturn's proprietary software is protected both as a trade secret and as an unpublished copyrighted work. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use Quickturn's products or technology without authorization, or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Quickturn generally enters into confidentiality or license agreements with its employees, distributors and customers, and limits access to and distribution of its software, documentation and other proprietary information. Nevertheless, there can be no assurance that the steps taken by Quickturn will prevent misappropriation of its technology. In addition, litigation has been necessary in the past to enforce Quickturn's patents and may be necessary in the future to enforce Quickturn's patents and other intellectual property rights, to protect Quickturn's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. See "---Competition," "---Risk Factors: Quickturn's industry is highly competitive" and "Item 3 ---Legal Proceedings." Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on Quickturn's business, financial condition and results of operations. There can be no assurance that any patent owned by Quickturn will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to Quickturn or that any of Quickturn's pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by Quickturn, if at all.

          From time to time Quickturn has received, and may receive in the future, notice of claims of infringement of other parties' proprietary rights. Although Quickturn does not believe that its products infringe upon the proprietary rights of any third parties, there can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted against Quickturn or that any such assertions will not materially adversely affect Quickturn's business, financial condition or results of operations. Irrespective of the validity or the successful assertion of such claims, Quickturn could incur significant costs with respect to the defense thereof, which costs could have a material adverse effect on Quickturn's business, financial condition or results of operations. If any claims or actions are asserted against Quickturn, Quickturn may seek to obtain a license under a third party's intellectual property rights. There can be no assurance, however, that under such circumstances, a license would be available under reasonable terms or at all.

          Quickturn also relies on certain software which it licenses from third parties, including software which is integrated with internally-developed software and used in Quickturn's verification products to perform key functions. There can be no assurance that these third-party software licenses will continue to be available to Quickturn on commercially reasonable terms. The loss of or inability to maintain any of these software licenses could result in delays or reductions in product shipments until equivalent software is identified, licensed and integrated, which would adversely affect Quickturn's operating results.

Quickturn's stock price is highly volatile.

          The market for Quickturn's common stock is highly volatile, and could be subject to wide fluctuations in response to quarterly variations in operating and financial results, announcements of technological innovations or new products by Quickturn or its competitors, changes in prices of Quickturn's or its competitors' products and services, changes in product mix, changes in revenue and revenue growth rates for Quickturn as a whole or for individual geographic areas, product units, products or product categories, as well as other events or factors including those described under "Risk Factors." Statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to the market in which Quickturn does business or relating to Quickturn specifically, or the failure of Quickturn to achieve the estimates or other matters predicted by such firms or analysts, have resulted, and could in the future result, in an immediate and adverse effect on the market price of Quickturn's common stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for the securities of many high-technology companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of Quickturn's common stock.

Quickturn has adopted provisions that have certain anti-takeover effects.

          Quickturn has adopted a number of provisions that could have antitakeover effects. In January 1996, Quickturn's Board of Directors adopted a Preferred Shares Rights Agreement, commonly referred to as a "poison pill." In December 1998, Quickturn amended the poison pill rights plan to provide that the merger with Cadence Design Systems, Inc. will not trigger the poison pill effects. See "Part IV, Item 14 ---Note 12 of Notes to Consolidated Financial Statements." In addition, Quickturn's Board of Directors has the authority to issue up to 2,000,000 shares of Preferred Stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares without any further vote or action by the stockholders. Furthermore, Quickturn is subject to the provisions of Section 203 of the General Corporation Law of Delaware, which has the effect of restricting changes of control of a company. In September 1998, Quickturn also implemented retention plans that provide retention and severance benefits to the employees of Quickturn if there is a change in control of Quickturn and the employees are involuntarily terminated without cause, or are constructively terminated for certain employees, within twelve months following the change of control. See "Part IV,
Item 14 ---Note 17 of Notes to Consolidated Financial Statements."

Introduction of new product may cause customers to defer purchases.

          In June 1998, Quickturn announced a new hardware-based emulation product, Mercury, which is designed to replace its System Realizer emulation product. This announcement could cause customers to defer purchasing the current generation product. The transition to the new Mercury system may also be disrupted by slow industry acceptance or interruptions in manufacturing or component availability.

"Year 2000" computer problems could interrupt Quickturn's business operations.

          Quickturn's failure to correct a material Year 2000 problem could result in an interruption in certain normal business activities or operations. Any interruption of this kind could seriously harm Quickturn's business, operating results and financial condition. Quickturn has determined that it must modify or replace portions of its software so that its internal systems and products recognize dates beyond December 31, 1999. If these modifications of existing software and conversions are not made, the Year 2000 problem could seriously harm Quickturn's operations. In addition, other systems on which Quickturn's systems rely may not be converted in a timely fashion or in a way that is compatible with Quickturn's systems. Quickturn's operations could also be seriously harmed if third parties with whom Quickturn deals are not Year 2000 compliant.

Quickturn may not be able to sustain or increase its gross margins.

          Quickturn may not be able to sustain or increase its gross margins which traditionally have averaged between 68% and 71%, excluding unusual items. Gross margin represents the difference between the amount of revenue from the sale of a product (less returns and allowances) and the cost of making the product. Quickturn has experienced, and expects to continue to experience, competitive pressures in its industry from existing companies and new entrants. These pressures could cause Quickturn to lower its prices. Furthermore, to the extent that Quickturn is able to achieve cost reductions, the resulting savings may be passed on to Quickturn's customers.

Item 2.     PROPERTIES.
            -----------

          Quickturn's principal administrative, sales, marketing, manufacturing and research and development facility is located in two buildings totaling 145,815 square feet in San Jose, California, which are subject to a lease that expires in August 2004. Quickturn leases 11 other domestic sales and service offices throughout the United States. Quickturn also leases international sales and service offices in Antwerp, London, Munich, Osaka, Paris, Stockholm, Tel Aviv and Yokohama. Quickturn expects that it will be able to renew its leases on satisfactory terms. Quickturn believes that its existing facilities are adequate for its current needs and that additional space will be available as needed.

Item 3.     LEGAL PROCEEDINGS.
            ------------------

          In January 1996, Quickturn filed a complaint with the International Trade Commission (the "ITC") in Washington, DC, seeking to stop unfair importation of logic emulation systems manufactured by Meta. In the complaint, Quickturn alleges that Mentor's hardware logic emulation systems infringe Quickturn's patents. In December 1997, the ITC issued: (1) a Permanent Limited Exclusion Order which permanently prohibits the importation of infringing hardware logic emulation systems, subassemblies or components manufactured by Mentor and/or Meta, and (2) a Permanent Cease and Desist Order permanently prohibiting Mentor from, among other things, selling, offering for sale or advertising the same hardware logic emulation devices. The ITC's two orders remain in effect until April 28, 2009, the latest expiration date of Quickturn's patents involved in the investigation.

          Quickturn is also engaged in a Federal District Court case with Mentor and Meta involving five of Quickturn's patents. Quickturn has pending actions against Mentor and Meta for infringement of the five patents, and Mentor and Meta are seeking a declaratory judgment of non-infringement and unenforceability of the five patents in dispute, and of invalidity of two of those patents. In June 1997, Quickturn filed a motion for preliminary injunction, asking the District Court to prohibit Mentor from manufacturing, assembling, marketing, loaning or otherwise distributing emulation products and components in the United States, which products and components infringe certain claims in Quickturn's U.S. Patent No. 5,036,473. On August 1, 1997, the U.S. District Court in Oregon granted Quickturn's motion for a preliminary injunction against Mentor's domestic emulation activities. The Federal Circuit Court of Appeals affirmed the Oregon District Court's decision on August 5, 1998. The Oregon action is presently set for a bench trial in April 1999 with respect to Mentor's allegations of patent unenforceability. A jury trial on the remaining liability and damages issues has been set for June 1999.

          In November 1996, Aptix Corporation ("Aptix") filed a suit against Quickturn, in the U.S. District Court, the Northern District of California, San Jose Division, alleging various violations of the antitrust laws and unfair competition. Aptix sought preliminary damages of $5 million, an order dedicating to the public all patents acquired by the Company, and an injunction prohibiting Quickturn from acquiring further patents in the field of hardware emulation and from enforcing its patents against competitors. The District Court granted a summary judgment motion in favor of Quickturn and dismissed the case. Aptix requested the Court to reconsider its decision and dismissal, but the Court denied Aptix's request. Aptix has appealed the dismissal to the Ninth Circuit Court of Appeals.

          In October 1997, Quickturn filed a complaint in the German District Court of Dusseldorf against Mentor's German subsidiary, Mentor Graphics (Deutschland) GmbH, alleging infringement of the German part of Quickturn's European Patent No. 0 437 491 B1. After two preliminary hearings in which procedural matters were discussed, the parties have submitted their briefs to the court. The Main Court Hearing for this action was held on March 16, 1999, and the court's decision will be issued on April 29, 1999.

          On March 19, 1999, Quickturn's patent counsel in Germany received official service of a Nullification Complaint, filed by Mentor Graphics (Deutschland) GmbH, in the German Federal Patent Court located in Munich. The Nullification Complaint seeks to have certain claims of Quickturn's European Patent EP 0 437 491 declared void with respect to the sovereign territory of the Federal Republic of Germany. Quickturn's initial response to this complaint is due by April 19, 1999.

          In February 1998, Aptix and Meta filed a lawsuit against Quickturn, in the U.S. District Court, the Northern District of California, alleging infringement of a U.S. patent owned by Aptix and licensed to Meta. Quickturn named Mentor as a party to this suit and filed a counter claim requesting the Court to declare the Aptix patent to be unenforceable based on inequitable conduct during the prosecution of the patent. Quickturn also filed a counter claim against Aptix, Meta and Mentor for abuse of process, based on Aptix, Meta and Mentor's submission of falsified evidence relating to the date of invention of the technology described in the Aptix patent. Quickturn is seeking $10 million in damages from Mentor, Meta and Aptix for their abuse of process. The case is set for trial in January 2000.

          In October 1998, Quickturn filed a complaint in the District Court of Paris, France, against Mentor Graphics (France) SARL, Mentor Graphics (Netherlands) BV, Meta Systems (France), and M2000 (France) S.A. for infringement of the French part of Quickturn's European Patent No. 0 437 491 B1. This case has only recently been initiated, and no schedule has been set for determining its final disposition.

          Quickturn has mounted vigorous defenses against Aptix and Meta's patent infringement claim. The outcome of these actions cannot be predicted with certainty.

          On August 12, 1998, a subsidiary of Mentor Graphics Corporation initiated an unsolicited tender offer to purchase all outstanding shares of Quickturn's common stock. Even though the Tender Offer was subsequently withdrawn on January 8, 1999, Quickturn is still engaged in legal proceedings in connection with the unsolicited tender offer. The outcome of these lawsuits cannot be predicted with certainty.

          Quickturn is engaged in certain other legal and administrative proceedings incidental to its normal business activities. While it is not possible to determine the ultimate outcome of these actions at this time, management believes that any liabilities resulting from such proceedings, or claims which are pending or known to be threatened, will not have a material adverse effect on Quickturn's consolidated financial position or results of operations.


Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY         HOLDERS.
            -------------------------------------------         --------

            No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1998.

                                    PART II
                                    -------

Item 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                -------------------------------------------------------------
                MATTERS.
                -------

        Quickturn's common stock is traded on the Nasdaq National Market under the symbol "QKTN". The following table sets forth the high and low sale prices per share of Quickturn's common stock for the periods indicated:



Fiscal 1997                             High            Low
-----------                             ----            ---
First Quarter.....................      $21.00          $15.00
Second Quarter....................      $15.88          $ 6.69
Third Quarter.....................      $16.63          $12.13
Fourth Quarter....................      $16.31          $10.69

Fiscal 1998
-----------
First Quarter.....................      $15.50          $ 9.94
Second Quarter....................      $10.63          $ 6.50
Third Quarter.....................      $11.38          $ 7.38
Fourth Quarter....................      $14.69          $ 9.50

        As of December 31, 1998, there were approximately 358 stockholders of record and an estimated 4,500 additional stockholders who held stock in "street name." No cash dividends have been declared or paid for the years ended December 31, 1998 and 1997. Quickturn has an unsecured revolving line of credit of $5.0 million, which prohibits payment of any cash dividends.

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA
           ------------------------------------

                                                    1998        1997 (2)        1996  (1)       1995   (1)        1994
                                                 ---------    ---------      ---------        ---------         --------
                                                   (amounts in thousands except per share and employee data)

For the Fiscal Year
-------------------
Total revenue                                    $ 104,109    $ 110,404      $ 109,578        $  82,442         $  65,523
Net income (loss)                                $  (6,858)   $  (2,978)(2)  $  14,131        $  12,478         $   4,601
Diluted net income (loss) per share              $   (0.39)   $   (0.17)(2)  $    0.79        $    0.74         $    0.32

Total revenue by geographic area

  U.S.                                           $  62,662    $  71,056      $  69,406        $  55,056         $  48,217
  Japan                                             22,706       23,136         22,189            9,075             6,065
  Others                                            18,741       16,212         17,983           18,311            11,241
                                                 ---------    ---------      ---------        ---------         ---------
Total                                            $ 104,109    $ 110,404      $ 109,578        $  82,442         $  65,523
                                                 =========    =========      =========        =========         =========

At Year End
-----------

Working capital                                  $  42,531    $  51,143      $  49,243        $  44,381         $  34,998
Total assets                                     $ 134,628    $ 131,560      $ 111,977        $  94,240         $  77,349
Long-term debt                                         ---          ---            ---        $   3,701         $   3,819
Stockholders' equity                             $  90,355    $  94,266      $  84,045        $  66,337         $  49,895

Employees                                              386          382            363              285               244

(1) The 1995 and 1996 results have been restated to reflect the February 1997 merger of Quickturn with SpeedSim,Inc. which was accounted for as a pooling of interests.

(2) The 1997 results, which have been restated to reflect a change in the accounting for the Arkos Acquisition, include one-time acquisition and merger related charges of $1.8 million or ($0.10) per share, net of tax.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         ---------------------------------------
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------

Overview

Quickturn began operations in 1987 and commenced product shipments in 1989. In February 1997, the Company acquired SpeedSim, a provider of simulation software. See "Part IV, Item 14---Note 3 of the Notes to Consolidated Financial Statements." In June 1997, pursuant to an asset purchase agreement among Quickturn, Synopsys, and Arkos, Quickturn purchased from Synopsys certain assets relating to Synopsys' emulation business, including all of the outstanding capital stock of Arkos. See "Part IV, Item 14---Note 3 of the Notes to Consolidated Financial Statements." In June 1998, Quickturn introduced Mercury, which is Quickturn's fifth generation emulator and succeeds System Realizer. In October 1998, Quickturn announced its QuickCycles program, which provides high-speed simulation services on a pay-as-you-go basis. In November 1998, SpeedSim
3.0 simulation software was introduced, which featured twice the performance of previous simulation software. Also in November 1998, CoBALT Plus was introduced, which resulted from Quickturn's continuing technology relationship with IBM. In August 1998, Mentor Graphics Corporation launched a hostile tender offer for all the outstanding shares Quickturn. That offer was withdrawn in January 1999 after the announcement in December 1998 of a negotiated merger of Quickturn with Cadence Design Systems, Inc. See "Part IV, Item 14---Note 19 of the Notes to Consolidated Financial Statements."

Quickturn has restated the accounting for the Arkos Acquisition as of December 31, 1997 and the year then ended. The financial statements have been restated to reflect a change in the allocation of the purchase price. Of the $18.0 million previously recognized as acquisition and merger charges, $10.1 million was reclassified to cost of revenue, $5.1 million was capitalized as goodwill and $2.8 million remains in Arkos-related acquisition and merger charges. As a result, the 1997 operating loss was reduced by $4.6 million. These adjustments resulted in a decrease in the benefit from income taxes of $2.2 million and a decrease in net loss of $2.4 million. In addition, the 1998 results, as a result of the recognition of the goodwill in 1997, reflect a charge of $1.0 million in amortization expense.

Results of Operations

The following table sets forth certain financial data from Quickturn's consolidated statements of operations as a percentage of revenue:


                                                 Year Ended December 31,
                                                ------------------------
                                                1998       1997    1996
                                               ------     ------  ------
Total revenue                                  100.0%     100.0%  100.0%
Cost of revenue                                 36.5%      39.0%   29.8%
                                               ------     ------  ------
 Gross margin                                   63.5%      61.0%   70.2%

Operating expenses
 Research and development                       22.5%      21.3%   18.0%
 Sales and marketing                            36.5%      33.3%   29.2%
 General and administrative                     18.6%      10.4%    6.6%
 Amortization of goodwill                        1.0%       0.4%     ---
 Acquisition and merger related charges           ---       3.6%     ---
                                               ------     ------  ------
  Total operating expenses                      78.6%      69.0%   53.8%
                                               ------     ------  ------

  Operating income (loss)                      (15.1%)     (8.0%)  16.4%
Interest and other, net                          3.0%       2.0%    1.7%
                                               ------     ------  ------
Net income (loss) before provision
 for (benefit from) income taxes               (12.1%)     (6.0%)  18.1%
Provision for (benefit from) income taxes       (5.5%)     (3.3%)   5.2%
                                               ------     ------  ------
 Net income (loss)                              (6.6%)     (2.7%)  12.9%
                                               ======     ======  ======

Total Revenue
Quickturn derives its total revenue from the sales of its products, maintenance and services. Product revenue primarily consists of sales of its System Realizer, CoBALT and Mercury emulation systems, and SpeedSim simulation software. Maintenance and service revenue consists of fees for maintenance and support services, training and consulting.

Total revenue decreased by $6.3 million, or 6% in 1998 from 1997, compared with an increase of $826,000, or 1%, in 1997 over 1996. The decrease in total revenue in 1998 as compared to 1997 was attributable to a decrease of $15.4 million in product revenue, partially offset by an increase of $9.1 million in maintenance and service revenue. The relatively flat growth in total revenue in 1997 as compared to 1996 was primarily attributable to an increase of $8.1 million in maintenance and service revenue, and a nearly offsetting decrease of $7.2 million in product revenue.

Product revenue decreased in 1998 and 1997 as Quickturn sold emulations systems at lower average selling prices. At the same time, the systems that were sold contained increasingly greater emulation capacity in which to meet the needs of increasingly larger customer designs. Average selling prices for these more powerful emulation systems decreased due to increased competition and also to manufacturing cost savings passed on to Quickturn's customers. Such manufacturing cost savings resulted largely from the availability of cheaper, more efficient components in Quickturn's emulation systems. Product sales also decreased due to the economic slowdown in the Asia-Pacific region which also adversely affected certain segments of the U.S. market that are heavily dependent on sales to the Asia-Pacific region.

Maintenance and service revenue increased by $9.1 million, or 31%, in 1998 over 1997, compared with an increase of $8.1 million, or 38%, in 1997 over 1996. The increase in maintenance and service revenue in both 1998 and 1997 was primarily attributable to a larger installed customer base, and also to increased sales of Quickturn's custom engineering services.

U.S. revenue decreased by $8.4 million, or 12%, in 1998 compared to 1997, and increased by $1.7 million, or 2% in 1997 over 1996. Japan revenue decreased by $430,000, or 2% in 1998 compared to 1997, and increased by $947,000, or 4% in 1997 over 1996. The revenue decrease for both the U.S. and Japan in

1998 was largely attributable to increased competition and to the sales of cheaper, more powerful emulation systems as mentioned in the product revenue explanation above.

Revenue in other regions increased by $2.5 million, or 16% in 1998 compared to 1997 largely due to increased sales in Europe, which grew by $2.0 million, or 18%. Revenue in other regions decreased by $1.8 million, or 10%, in 1997 over 1996 largely due to lower sales in non-Japanese Asia-Pacific markets, which decreased by $5.1 million, or 64%, somewhat offset by higher European sales which increased by $2.4 million or 27%. See "Part IV, Item 14 ---Note 15 of the Notes to Consolidated Financial Statements."

Revenue from most international customers is denominated in U.S. dollars. However, receivables and firm sales commitments from Japanese customers are denominated in Japanese yen. Such receivables and firm sales commitments are hedged, where practicable, by forward exchange contracts to minimize the impact of foreign exchange rate movements on Quickturn's operating results. There have been no material gains or losses as a result of Quickturn's hedging program. However, there can be no assurance that fluctuations in the currency exchange rates in the future will not have a material adverse impact on the sales and receivables derived from foreign currency denominated sales and thus Quickturn's operating results and financial condition. See "Part IV, Item 14 ---Note 2 of the Notes to Consolidated Financial Statements."

A relatively limited number of customers have historically accounted for a substantial portion of Quickturn's revenue. These customers represent early adopters of emulation technology, typically for the design of complex computer chips. In particular, the Company's top ten customers represented 60%, 43% and 52% of total revenue in 1998, 1997 and 1996, respectively. In 1998 and 1996, sales to one customer, Fujitsu, were $14.7 million or 14% of Quickturn's total revenue, and $13.1 million or 12% of Quickturn's total revenue, respectively. In 1997, no customer individually comprised more than 10% of Quickturn's total revenue. Quickturn expects that sales of its products to a relatively limited number of customers will continue to account for a high percentage of revenue for the foreseeable future. The loss of a major customer or any reduction in orders by such a customer could have an adverse effect on Quickturn's financial condition or results of operations.

Quickturn recognizes revenue from sales of its design verification products and services when all substantial conditions have been met, including shipment to the customer, fulfillment of acceptance terms, if any, and completion of all significant contractual terms. Maintenance revenue is deferred and recognized ratably over the term of the maintenance agreement, which is typically twelve months. Maintenance contracts are typically renewed annually. See "Part IV, Item 14 ---Note 2 of Notes to Consolidated Financial Statements."

Gross Margins
Cost of revenue includes materials, labor and overhead incurred in the manufacture of emulation systems and cycle-based simulation software as well as the cost of providing service and maintenance. Total gross margins in 1998 were 64%, which included an inventory obsolescence charge of $5.7 million resulting from the introduction of Quickturn's new Mercury product in the second quarter of 1998.

Product gross margins in 1998 were 60%, which included the aforementioned inventory obsolescence charge. Excluding the inventory obsolescence charge, product gross margins in 1998 were 69% as compared to 58% in 1997 and 70% in 1996. Product gross margins in 1997 were impacted by $7.4 million of sales at zero gross margin related to the Arkos Acquisition, a $2.6 million write off of Arkos purchased inventory and a $2.0 million inventory obsolescence charge caused by an anticipated shorter product life cycle of Quickturn's System Realizer emulation product resulting from the effect of Arkos-related technology. Excluding these items, product gross margins were 69%, 70% and 70% in 1998, 1997 and 1996 respectively. Product gross margins in all years reflect charges for inventory write-downs due to loss, damage or obsolescence incurred in the regular course of shipping and handling inventory and in the course of normal product upgrade and enhancement. These charges were $3.4 million, $1.6 million and $719,000 for 1998, 1997 and 1996 respectively.

Of these amounts $1.2 million, $929,000 and $560,000 in 1998, 1997 and 1996, respectively, were related to excess or obsolete inventory on hand. The $1.2 million charge in 1998 was due mainly to changing configuration needs in the Mercury product. Similarly, the $929,000 charge in 1997 related mainly to changing needs in the System Realizer line. In 1996, the write down of $560,000 was for older Quickturn products, which included the Mars, Enterprise and Logic Animator lines.

In addition, in 1997 and 1996, write downs of $622,000 and $159,000, respectively, were taken due to increased defective/damaged inventory on hand related to the growing base of customers' emulation systems supported under maintenance contracts. There was no write down in 1998 because the level of defective/damaged inventory declined due mainly to fewer defective parts returned from the field.

An inventory write down of $2.2 million in 1998 was associated with the write off of inventory loaned to various customers to assist them in certain specific design efforts. Quickturn expects such write offs and those associated with defective, damaged or obsolete inventory to continue in the normal course of business and as product volume increases.

Maintenance and service gross margins were 69% in both 1998 and 1996, and 70% in 1997. Increases in maintenance and service revenues have been accompanied by increases in personnel, travel and overhead costs needed to service an increasing number of maintenance and service contracts, which resulted in no material change in gross margin percentages. Quickturn cannot be certain that such increases in costs will not result in lower gross margins in the future.

Excluding the 1997 and 1998 inventory items mentioned above and the effect of the Arkos Acquisition, Quickturn's gross margins have been maintained as average selling prices have fallen due mainly to offsetting reductions in the cost of components and also due to continuing manufacturing efficiencies. Quickturn expects competitive pressures to increase in its market from existing companies and new entrants, which, among other things, could result in continued decreasing average selling price. Accordingly, there can be no assurance that Quickturn will be able to sustain its recent gross margins. Furthermore, to the extent that Quickturn's cost reduction goals are achieved, any resulting cost savings that are passed on to Quickturn's customers may also have an adverse effect on gross margins.

Research and Development
Research and development expenses were $23.4 million, $23.5 million and $19.7 million in 1998, 1997 and 1996, respectively. The decrease in research and development expenses in 1998 as compared to 1997 was primarily attributable to reduced hardware prototype expenses for the new Mercury emulator, which was introduced in the second quarter of 1998. The increase in research and development expenses in 1997 as compared to 1996 was primarily attributable to increased staffing, equipment and support costs related to the Mercury emulator development, and other increased research and development activities focused on the next generation of emulation and cycle-based simulation products. Research and development expenses as a percentage of total revenue were approximately 22%, 21% and 18% in 1998, 1997 and 1996, respectively. Quickturn expects to continue to invest a significant amount of its resources in research and development.

Sales and Marketing
Sales and marketing expenses were $38.0 million, $36.8 million and $32.0 million in 1998, 1997 and 1996, respectively. Sales and marketing expenses increased in each period due mainly to increases in headcount and related expenses as Quickturn increased its worldwide sales presence. In addition, there was an increase in marketing expenses in 1998 related to the introduction of the new Mercury emulator. As a percentage of total revenue, sales and marketing expenses were approximately 36%, 33% and 29% in 1998, 1997 and 1996, respectively. Quickturn expects that sales and marketing expenses will continue to increase in dollar amounts as Quickturn expands its sales and marketing efforts.

General and Administrative
General and administrative expenses were $19.4 million, $11.5 million and $7.3 million in 1998, 1997 and 1996, respectively. The increase in general and administrative expenses in 1998 as compared to 1997 was largely due to legal and advisory expenses of $7.1 million related to an unsolicited tender offer initiated in August 1998, and increased legal costs related to ongoing patent infringement and other legal proceedings. The increase in general and administrative expenses in 1997 as compared to 1996 was primarily attributable to increased legal costs related to a patent infringement lawsuit filed by Quickturn in January 1996. See "Part IV, Item 14 ---Note 17 of the Notes to Consolidated Financial Statements." Quickturn expects general and administrative expenses to decrease to the extent that continuing legal costs decrease. General and administrative expenses represented approximately 19%, 10% and 7% of total revenue in 1998, 1997 and 1996, respectively.

Acquisition  and Merger Related  Charges
SpeedSim Merger
In connection with the SpeedSim Merger which was accounted for as a pooling of interests, Quickturn recorded a one-time charge of $1.2 million in the first quarter of 1997 that included fees for investment banking, legal and accounting services and other costs of consolidating. See "Part IV, Item 14---Note 3 of the Notes to Consolidated Financial Statements."

Arkos Acquisition
In June 1997, pursuant to an asset purchase agreement among Quickturn, Synopsys, and Arkos, Quickturn purchased from Synopsys certain assets relating to Synopsys's emulation business, including all the outstanding capital stock of Arkos.

The purchase price for the Arkos Acquisition was $16.7 million, consisting of $5.0 million cash, 500,000 shares of Quickturn common stock valued at $6.5 million, warrants valued at $3.0 million and liabilities assumed of $2.2 million. The warrants are exercisable for 1.0 million shares of Quickturn common stock at $13.34 per share and expire on June 14, 1999.

The acquisition was accounted for as a purchase. Accordingly, the purchase price of $16.7 million was allocated to assets and liabilities based on their estimated fair values as of the date of the acquisition as follows:

(in thousands)
Margins on sales to Arkos customers                 $    5,531
In-process R&D                                           2,757
Inventory                                                2,602
Patents                                                    541
Fixed assets                                               100
                                                    ----------
 Net fair value of assets and liabilities acquired      11,531
 Goodwill                                                5,141
                                                    ----------
  Total purchase price                              $   16,672
                                                    ==========
Margins on sales to Arkos customers of $5.5 million represents revenue of $7.4 million less cost of revenue of $1.9 million on sales to Arkos customers that were substantially completed at the date of the acquisition. These margins were charged to cost of revenue as the sales were completed.

The in-process research and development acquired in the Arkos Acquisition related to an emulator designed to verify the functional logic of an application-specific computer chip. The main features that were expected to be applicable to Quickturn's products were the handling of bulk memory and the interface of C-language simulation with the emulator. At the date of the Arkos Acquisition, these technologies were not complete nor were they fully integrated into a useful product. These technologies were estimated to be 60% complete and it was further estimated that Quickturn would spend approximately $2.0 million to develop these technologies to a viable state. Quickturn planned to develop the Arkos technology with the goal of incorporating these two features into Quickturn's emulation products so that the resulting systems would better meet customer needs. Quickturn's research into the bulk memory handling capability determined that it would not yield an economically viable product, that the electronic interface to Quickturn's emulation systems would be too complicated and that the electronic signals would be dependent on certain Arkos architecture which was not transferable to the Quickturn systems. The feature regarding the C-language simulation interface to the emulator was found to provide no significant advantage over Quickturn's then-current approach of Quickturn's specialty interface language, Quickturn Emulation Language. Quickturn abandoned the Arkos technologies in early 1998. Management believes that there was no impact on future results of operations or financial position caused by the failure to develop the acquired technology. The in-process research and development was charged to operations in the third quarter of 1997.

The patents and fixed assets are being amortized over three to five years.

Goodwill of $5.1 million which represents the cost in excess of net assets acquired is being amortized on a straight line basis over five years.

Additionally, in the third quarter of 1997, $2.0 million was charged to cost of revenue to reflect the obsolescence of Quickturn inventory caused by an anticipated shorter product life cycle of Quickturn System Realizer product resulting from the effect of Arkos related technology.

Interest Income and Expense
Interest income was $3.0 million, $2.4 million and $2.2 million in 1998, 1997 and 1996, respectively. The increases in interest income in 1998 and 1997 were primarily due to a higher average balance of cash and cash equivalents and marketable securities in both years, and higher interest rates in 1998. Interest expense was $132,000, $272,000 and $429,000 in 1998, 1997 and 1996, respectively. The decreases in interest expense in 1998 and 1997 were primarily due to the payoff of lease lines used to purchase certain fixed assets and the reduction of other debt.

Provision for Income Taxes
The provisions for federal, state and foreign income taxes were benefits of $5.8 million and $3.7 million in 1998 and 1997, respectively, and an expense of $5.7 million in 1996, representing effective tax provision (benefit) rates of approximately (46%), (55%) and 29% in 1998, 1997 and 1996, respectively. The effective income tax rate was impacted by a reduction in Quickturn's valuation allowance against deferred tax assets of $1.9 million in 1996. The effective tax rate was also impacted by the tax benefit from Quickturn's foreign sales corporation, and by utilization of federal and state tax credits in all years presented.

At December 31, 1998, Quickturn had federal and state net operating loss carryforwards of $3.6 million and $6.0 million, respectively, and federal and state tax credit carryforwards of $5.9 million and $2.1 million, respectively. A portion of Quickturn's net operating loss and tax credit carryforwards was acquired in a merger and is subject to an annual limitation of approximately $1.2 million.

Factors Affecting Operating Results
Competition
The EDA industry is highly competitive and rapidly changing. Quickturn faces significant competition for emulation-based system-level verification and cycle-based simulation, in addition to competition from traditional design verification methodologies which rely on the approach of building and then testing complete system prototypes. Because of the growing demand for a design verification methodology which reduces the number of costly design iterations and improves product quality, Quickturn expects competition in the market for system-level verification and cycle-based simulation to increase as other companies attempt to introduce emulation and cycle-based simulation products and product enhancements, and as major new EDA technologies may emerge. Moreover, Quickturn competes with companies that have significantly greater financial, technical and marketing resources, greater name recognition and larger installed bases than Quickturn. In addition, many of these competitors have established relationships with current and potential customers of Quickturn. Increased competition could result in price reductions, reduced margins and loss of market share, all of which could materially adversely affect Quickturn. Quickturn believes that the principal competitive factors in the EDA market are quality of results, the mission-critical nature of the technology, technical support, product performance, reputation, price and support of industry standards. Quickturn believes that it currently competes favorably with respect to these factors. However, there can be no assurance that Quickturn will be able to compete successfully against current and future competitors or that competitive pressures faced by Quickturn will not materially adversely affect its business, operating results and financial condition.

In addition, competitors may resort to litigation as a means of competition. Such litigation may result in substantial costs to Quickturn, injunctive relief preventing Quickturn from engaging in activities critical to its business and significant diversion of management time. In 1995, Mentor filed suit against Quickturn for declaratory judgment of non-infringement, invalidity and unenforceability of several of the Company's patents. Several actions between Quickturn and Mentor and Mentor's French subsidiary, Meta, ensued, and those cases were consolidated in the U.S. District Court for the District of Oregon, where five of Quickturn's patents are now involved in the disputes. Quickturn has pending actions against Mentor and Meta for infringement of the five patents at issue, and Mentor and Meta are seeking a declaratory judgment of non-infringement and unenforceability of the five patents in dispute, and of invalidity of two of those patents. Quickturn is also involved in litigation with Mentor's German subsidiary; with Mentor's French and Dutch subsidiaries, with Meta and with a French company named M2000 in France; and with Aptix Corporation, Meta and Mentor in the U.S. District Court, the Northern District of California. See "Part IV, Item 14 ---Note 17 of the Notes to Consolidated Financial Statements." Although patent and intellectual property disputes in the EDA industry are often settled through licensing, cross-licensing or similar arrangements, costs associated with such litigation and arrangements may be substantial, and no assurance can be given that any licensing or other arrangements would be available on economically feasible terms, or at all.

Impact of the Year 2000 Issue
Many existing computer systems, applications and other control devices use computer programs that recognize only two digits rather than four to define an applicable year. Therefore, any computer systems or other equipment with embedded date-sensitive technology may recognize a date using "00" as the year 1900 rather than the year 2000 (the "year 2000 issue"). In addition to affecting the functionality of Quickturn's own software products and internal systems, the year 2000 issue could result in system failure or miscalculations causing disruptions in the operations of business and government entities which could affect operations in any area of Quickturn, including supply chain, manufacturing, distribution and financial.

Quickturn initiated a year 2000 compliance project in the fall of 1997. The scope of this project includes addressing the year 2000 issue in six key areas:
(1) Quickturn's proprietary design verification products, (2) internal-use computer systems for conducting business operations and product development, (3) internal embedded systems or "infrastructure", (4) third-party suppliers of products and services, (5) customers, and (6) marketing joint ventures and other partnerships. The project consists of addressing each of these six areas in four phases, which are: (1) planning, (2) investigation, (3) remediation, and (4) testing.

Quickturn has substantially completed the planning phase, which involved identifying and documenting all areas where material disruption of Quickturn's activities might occur due to year 2000 issue related failures, and then formulating and implementing a plan to remediate these problems. A project team (the "year 2000 committee") is formally chartered with carrying out the year 2000 issue project. The year 2000 committee reports regularly to Quickturn's board of directors. Quickturn is currently completing the last item in the planning phase, which is a comprehensive contingency plan that is intended to mitigate possible disruptions that may occur due to material year 2000-related failures in any of the six key areas described above. The issues identified and areas being addressed in developing the contingency plan are further discussed below. Quickturn intends to complete the contingency plan by mid-1999.

To date, Quickturn has also substantially completed the investigation phase in all six areas of concern. The investigation included specifically identifying information technology ("IT") and non-IT computer and embedded systems, including Quickturn verification products and third party systems used in Quickturn products and in business operations. Based on the investigation, Quickturn determined that it would be required to modify or replace certain portions of its third party and proprietary software so that its computer systems and design verification products would properly utilize dates beyond December 31, 1999. Specific IT and non-IT systems in Quickturn were targeted for software and/or hardware upgrades or replacements.

Also during this phase, Quickturn completed formal communications with its significant suppliers to determine the extent to which Quickturn is vulnerable to those third parties' failure to remedy their own year 2000 issue. Computer equipment and embedded-systems vendors, business service providers and other third-party vendors on whom Quickturn relies to carry out normal business operations generally have indicated substantial remediation, or documented plans to remediate, the year 2000 issue. Some have given written certification of internal and product compliance. Substantially all critical inventory suppliers have indicated product compliance. There can be no assurance, however, that the systems of third party service providers on which Quickturn's business operations rely will be converted in a timely fashion, or that a failure to convert by a third party, or a conversion that is incompatible with Quickturn's systems, will not have a material adverse effect on Quickturn. For example, failure by Quickturn's electricity provider to provide electricity on January 1, 2000 or on dates around January 1, 2000, could result, at worst, in a business interruption such as a plant shutdown. Such an occurrence could adversely affect Quickturn's quarterly results due to the inability to process and deliver customer orders in a timely fashion or to carry on other business activities. Nevertheless, Quickturn presently believes that, based on the positive responses of most business partners, including customers and vendors, the year 2000 issue is being diligently addressed and substantial mitigation will be achieved in most, if not all, sectors.

To date, Quickturn has also substantially completed the remediation phase with respect to internal-use IT systems and embedded non-IT systems and to its own currently supported proprietary software products. All critical business and development computer systems have been updated with year 2000 compliant versions of software and are now in the testing phase to assure that the software performs as indicated by the vendors. Testing of these systems is expected to be substantially completed by March 1999, with some business systems testing to continue through June 1999. Material failure by one of these business systems is not expected, based on the results of testing to date. However, if such failure were to occur, it could result in business interruption that, at worst, might affect Quickturn's ability to ship products to its customers, thus affecting the Company's results of operations in that quarter. Year 2000 remediation efforts are not expected to materially impact or delay Quickturn's other IT projects or new product introductions.

The process of correcting year 2000 faults in Quickturn's proprietary software is nearing completion, with final remediation and testing estimated to be achieved by mid-1999 for all currently supported product lines and for those products that may be introduced by that date. Based on remediation and testing results achieved to date, it is expected that the year 2000 compliant versions of Quickturn's software products will be fully functional and will not result in any year 2000-related failure. However, if such failure were to occur, although the date field in Quickturn's emulation and simulation software is not critical to the performance of the software, some customers could experience interruptions in their design process. For example, if Quickturn's proprietary Quest software, which works on a separate workstation in conjunction with Quickturn's emulation systems, failed to perform due to year 2000 programming issues, Quickturn could be required to provide immediate assistance to affected customers and could be held responsible for lost design time. Such a situation could result, at worst, in litigation by affected customers. Quickturn is diligently pursuing remediation efforts in its proprietary software products to mitigate the possibility of such occurrences.

To further mitigate the effects of year 2000-related failures on Quickturn's operations and relationships with its customers and vendors, Quickturn has begun to address contingency plans in the event of either its own product failure or the failure of any critical third party provider of goods or services. Quickturn is in the process of completing contingency plans to assure secondary sources for critical goods and services (inventory vendors and freight carriers, for example). In general, third party vendors have indicated virtually complete product compliance and substantially complete internal compliance, so although Quickturn will identify alternative vendors for some critical items, it does not expect failures in this area to be material. Quickturn has determined that it is not practicable to identify or arrange for secondary backup services for such critical functions as electricity, telephone, banking and government services on which Quickturn must rely. Therefore, Quickturn continues to seek information on the status of each of these service providers. The year 2000 committee will continue to address options for coping with failures in these areas as part of its contingency plan.

Quickturn's contingency plan for handling its proprietary software and hardware product compliance consists principally of making available appropriate engineering personnel to address customer problems that may occur. As Quickturn's software products have been and will continue to be fully tested for year 2000 readiness, the Company expects such issues, if any, to be immaterial and to be handled in the normal course of business by existing R&D engineering and field engineering staff.

Management's estimates of the expected costs to complete the Year 2000 project are based on the results of the planning, investigation, remediation and testing completed to date. Computer products purchased and used by Quickturn are substantially all new or relatively new computer equipment that is certified year 2000 compliant by the manufacturer. The main software platforms used in research and development and most other operations of Quickturn are the latest versions of Sun Solaris and Windows NT, both of which have been represented by their manufacturers as year 2000 compliant. Quickturn's key internal business system, Computer Associates' Manman product, which runs on an HP3000 minicomputer, has been updated to a year 2000 compliant version. Substantially all software updates, if required, have been supplied to Quickturn free of charge under existing maintenance agreements.

In addition, Quickturn's own product, Quest software, will be remediated as part of a regular, new release that is scheduled for mid-1999. Therefore, research and development costs, as well as the costs of distribution and installation, for this release are considered normal and in the course of ordinary business. Quickturn's SpeedSim simulation software has no compliance issues. None of the inventory components used in Quickturn's emulation products are date sensitive. There has been no inventory obsolescence identified with the year 2000 issue and none is expected to occur.

Based on the above facts, management's estimate of $500,000 total cost for the year 2000 project consists principally of the costs associated with travel by field engineers and technicians to customer sites to assist in the installation of upgraded Quest software before December 31, 1999 ($300,000); the cost of estimated incremental engineering time and other related resources to assure timely integration of year 2000 code in the latest version of Quest software ($125,000); and estimated miscellaneous, non-critical IT hardware systems replacements and upgrades ($75,000). Estimated costs incurred to date related to the year 2000 issue modifications are $180,000, all of which have been expensed in the period incurred. Estimated costs do not include the costs associated with contingency plans, which are currently being developed. These costs are not expected to be material. There can be no assurance, however, that these cost estimates will be achieved and actual results could differ materially from these estimates. Specific factors that might cause such material difference include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer code, the failure of third parties which are material to Quickturn's operations to mitigate their own year 2000 issue, and similar uncertainties. However, Quickturn is vigilantly pursuing the year 2000 issue, and believes that, once all phases of the project have been completed and contingency plans have been explored and put in place, Quickturn will be able to significantly reduce the impact of any disruptions that may occur.

Euro Currency
On January 1, 1999, eleven member countries of the European Union adopted the euro as their common legal currency and established fixed conversion rates between their sovereign currencies and the euro. Electronic transactions can be made in either the sovereign currencies or the euro until January 1, 2002, after which the euro must be used exclusively for all transactions. Quickturn believes that its internal systems and financial institution vendors are capable of handling the euro conversion and is in the process of examining current marketing and pricing policies and strategies that may be affected by conversion to the euro. The cost of this effort is not expected to be material to Quickturn's results of operations or financial condition. For example, the conversion to the euro may have competitive implications on Quickturn's pricing and marketing strategies. Quickturn may be at risk to the extent its principal European customers are unable to deal effectively with the impact of the euro conversion. Quickturn has not yet completed the evaluation of the impact of the euro on its functional currency designations.

Other Factors
Other factors which could adversely affect Quickturn's quarterly operating results in the future include efficiencies as they relate to managing inventories and fixed assets, the timing of expenditures in anticipation of increased sales, customer product delivery requirements and shortages of components or labor. Moreover, a significant portion of the Company's total revenue in each quarter generally results from shipments in the last few weeks of the quarter; therefore, a delay in the shipment of a few orders can have a significant impact upon total revenue and results of operations in a given quarter. Additionally, since a significant portion of Quickturn's revenue and net income is derived from international operations, fluctuations of the U.S. dollar against foreign currencies and the seasonality of Asia-Pacific, European and other international markets could impact Quickturn's results of operations and financial condition in a particular quarter. See "Part I, Item 1 ---
Business: Risk Factors."

Liquidity and Capital Resources
As of December 31, 1998, Quickturn had $60.2 million in cash, cash equivalents and marketable securities. Additionally, Quickturn has $5.0 million in an unsecured revolving bank line of credit, available through June 1, 1999. To date, no funds have been drawn from the bank line of credit. Quickturn's credit agreement contains certain affirmative and restrictive covenants that are typical of such commercial lending arrangements. The agreement requires, among other things, that Quickturn maintain a stipulated tangible net worth, meet certain financial ratios (quick assets to current liability and debt to tangible net worth), achieve annual profitability and maintain quarterly debt service. The agreement also prohibits, among other things, Quickturn from paying cash dividends. At December 31, 1998, Quickturn was in compliance with the agreement, except for the annual profitability covenant. The compliance with the defaulted profitability covenant was waived by the lender for the year ended December 31, 1998. See "Part IV, Item 14 ---Note 9 of the Notes to Consolidated Financial Statements."

Net cash provided by operating activities was $13.1 million, $9.2 million and $22.4 million in 1998, 1997 and 1996, respectively. The increase in cash provided by operating activities in 1998 as compared to 1997 was primarily attributable to decreases in accounts receivable and prepaid expenses and other current assets, partially offset by the absence of the effect of the Arkos Acquisition in 1997. The decrease in cash provided by operations in 1997 as compared to 1996 was primarily attributable to a decrease in net income and an increase in accounts receivable, partially offset by the effect of the Arkos Acquisition in 1997.

Net cash used in investing activities was $2.4 million, $20.6 million and $13.3 million in 1998, 1997 and 1996, respectively. The decrease in cash used in investing activities in 1998 as compared to 1997 was primarily due to a decrease in the amount of marketable securities held compared to an increase in 1997, while the increase in cash used in investing activities in 1997 as compared to 1996 was primarily attributable to the Arkos Acquisition.

Capital expenditures were approximately $7.2 million, $7.5 million and $6.4 million in 1998, 1997 and 1996, respectively. These expenditures were primarily for the expansion of production capacity and the addition of research and development equipment. Having no material capital commitments, Quickturn anticipates that its planned purchases of capital equipment in 1999 will require additional expenditures of approximately $10.0 million, a portion of which may be financed with cash and a portion of which may be financed through capital leases.

Quickturn believes that its cash and cash equivalents, together with its existing credit facility and the cash flows expected to be generated by operations, will be sufficient to meet its anticipated cash needs for working capital, capital expenditures and marketing expansion through at least 1999.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Quickturn's investment portfolio consists entirely of fixed rate investments, totaling $33.7 million as of December 31, 1998. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 1998, the fair value of the portfolio would decline by approximately $900,000, or 3%.

Quickturn does not use derivative financial instruments for any speculative or trading purposes. As discussed below, Quickturn uses foreign exchange forward contracts to manage certain foreign currency risk.

The following table provides information regarding the principal cash flows and fair value of Quickturn's fixed rate investments categorized by expected maturity dates.
-------------------------------------------------------------------------------
(in thousands except average interest rate)

                                                                              Principal
                                                          -------------------------------------------------          Total
                                                           1999          2000            2001        Total         Fair Value
                                                          --------------------------------------------------       ----------
Corporate Debt Securities                                 $ 4,440       $15,658         $4,000      $24,098          $24,441
       Average interest rate                                 6.77%         6.61%          6.28%        6.58%            6.49%

U.S. Government and Municipal Debt Securities             $ 9,244       $     0         $    0      $ 9,244          $ 9,245
       Average interest rate                                 5.06%           --             --         5.06%            4.99%

Total Fixed Rate Investments                              $13,684       $15,658         $4,000      $33,342          $33,686
       Average interest rate                                 5.61%         6.61%          6.28%        6.16%            6.08%


Foreign Currency Exchange Rate Risk
Quickturn invoices its customers in foreign countries in U.S. dollars, with the exception of Japan, where the customers of Quickturn's Japanese subsidiary are invoiced in Japanese yen. Quickturn is exposed to foreign exchange rate fluctuations as the results of operations for its international subsidiaries are converted into U.S. dollars for consolidation.

Quickturn's revenue and expenses in its Japanese subsidiary are denominated in yen. To offset the effects of currency fluctuations between the U.S. dollar and the Japanese yen, Quickturn operates a foreign exchange hedging program. Quickturn purchases foreign exchange forward contracts to offset individual foreign currency commitments in Japan, such as large customer receivables, firm sales, or expected net cash flows between Quickturn and its Japanese subsidiary, thus substantially offsetting the impact of currency fluctuations. These hedges offset substantially all of the foreign currency risk because the Japanese subsidiary funds its operations with locally generated cash and this minimizes the number of intercompany cash transactions.

As of December 31, 1998, Quickturn had two outstanding forward exchange contracts with a notional value totaling $12.4 million. These contracts are marked to market, as are the underlying transactions being hedged, therefore, the impact of exchange rate changes on the forward contracts will be substantially offset by the impact of such changes on the underlying transactions. See "Part IV, Item 14 ---Note 2 of Notes to Consolidated Financial Statements."

The following table provides information regarding the contractual amount and net fair value of Quickturn's forward exchange agreements, all of which mature in 1999:
--------------------------------------------------------------------------------
(in thousands except average exchange rate and yen amount)

                                                                                           Total
                                                                                          --------
(Receive US$/Pay Japanese Yen)
Contracts receivable (1.65 billion Japanese Yen)                                           $12,910
Notional value of forward exchange contracts                                               $12,375
Average contractual exchange rate(yen/$)                                                    127.80
Fair value of net contract liability                                                        $1,631


Because expenses in Quickturn's European subsidiaries, which consist only of selling and administrative costs, are not material, the impact of the remeasurement from the various European currencies into U.S. dollars has not had, and is not expected to have, a material impact on Quickturn's results of operations.

Gains and losses resulting from currency fluctuations from period to period are included in other income, with the exception, since 1997, of the Japanese subsidiary whose translation gains and losses are recorded as a foreign currency translation adjustment in the Stockholders Equity section titled "Accumulated other comprehensive income (loss)". Prior to 1997, gains and losses in the Japanese subsidiary were recognized in other income.

The following table shows the impact of foreign currency fluctuations on the revenue and expenses of the foreign subsidiaries:
--------------------------------------------------------------------------------
(in thousands)

                                                                                  Year ended December 31,
                                                                           ---------------------------------------
                                                                             1998            1997           1996
                                                                           --------        --------       --------
Foreign exchange (gain) loss
       Japan                                                                  ($184)         ($312)          ($64)
       France                                                                    17             23             (1)
       Germany                                                                   (9)            18             14
       UK                                                                        (3)             4             (9)
       Belgium                                                                   (5)            --             --
       Sweden                                                                     2             (2)            --
       Israel                                                                    10             --             --
                                                                           --------        -------        --------
         Total foreign exchange gain                                          ($172)         ($269)           ($60)
                                                                           ========        =======        ========
Foreign currency translation adjustment
       Japan                                                                  ($820)          $653              --
                                                                          =========         ======          ======

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         --------------------------------------------

     The information required by this item is included in Part IV, Item 14 of this Form 10-K and are presented beginning on page 57.


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         ---------------------

     Not applicable.

                                   PART III
                                   --------

Item 10.    QUICKTURN'S DIRECTORS AND EXECUTIVE OFFICERS.
            ---------------------------------------------

          Quickturn's directors and executive officers and vice presidents are appointed by, and serve at, the discretion of the Board of Directors. Each executive officer and vice president is a full-time employee of Quickturn. There is no family relationship among any executive officer, vice president or director of Quickturn.

Directors of Quickturn
----------------------
The directors of Quickturn and their ages as of February 23, 1999 are as follows:


Name                                          Age  Principal Occupation
----                                          ---  --------------------
Glen M. Antle...........................       60  Chairman of the Board of the
                                                   Company
Keith R. Lobo...........................       47  President and Chief
                                                   Executive Officer of
                                                   Quickturn
Richard C. Alberding....................       68  Executive Vice President,
                                                   Hewlett-Packard Company,
                                                   Retired
Michael R. D'Amour......................       45  President of D'Amour and
                                                   Associates
William A. Hasler.......................       57  Co-Chief Executive Officer
                                                   of Aphton Corporation
Dr. Yen-Son (Paul) Huang................       53  Entrepreneur
Charles D. Kissner......................       51  Chief Executive Officer of
                                                   Digital Microwave Corporation
Dr. David K. Lam........................       56  Chairman of David Lam Group,
                                                   Inc.

      Glen M. Antle joined Quickturn in June 1993 as Chairman of the Board. From July 1990 to June 1993, he served as Chairman of PiE Design Systems, Inc. ("PiE"), and from September 1992 to June 1993, he served as Chief Executive Officer of PiE. He served as Chairman, from August 1982 to May 1988, as co-Chairman, from May 1988 to June 1989, and as Chief Executive Officer, from August 1982 to September 1988, of Cadence Design Systems, Inc., a company that develops CAD software products. Mr. Antle is currently a director of Trident Microsystems, Inc.

      Keith R. Lobo joined Quickturn in November 1992 as President, Chief Executive Officer and Director. From March 1992 to October 1992, Mr. Lobo served as a consultant in the venture capital field and was a private investor. From March 1988 to February 1992, he served as Executive Vice President and Chief Operating Officer of Chips & Technologies, Inc., a semiconductor supplier of microcomputer components to the personal computer industry.

      Richard C. Alberding has served as Director of Quickturn since May 1995. Mr. Alberding has served as a management consultant since June 1991. From 1958 to 1991, he served in a variety of positions for Hewlett-Packard Company, most recently as Executive Vice President. Mr. Alberding also serves as a director of Walker Interactive Systems, Inc., Paging Network, Inc., Sybase, Inc., Kennametal Inc., Digital Microwave Corp., Digital Link Corp., and JLK Direct, Inc.

      Michael R. D'Amour co-founded Quickturn and has served as Director since the inception of Quickturn. He is currently the CEO and President of Veridicom, Inc., a position he has held since December 1998. Since December 1995, Mr. D'Amour has served as President of D'Amour and Associates, a research and development company. He had held several positions within Quickturn since he co-founded Quickturn: from January 1995 to April 1995, he served as Executive Vice President; from June 1990 to December 1994, he served as Executive Vice President, International Sales; from September 1987 to June 1990, he served as Executive Vice President, Research and Development; from September 1987 to July 1998, he served as President and Chief Executive; from the Quickturn's inception until June 1993, he served as the Chairman of the Board. Mr. D'Amour also serves a director of Fortress Technologies, Inc.

      William A. Hasler has served as Director of Quickturn since June 1998. Mr. Hasler is currently the Co-Chief Executive Officer and director of Aphton Corporation, a public bio-pharmaceutical company. From August 1991 through July 1998, Mr. Hasler served as Dean of the Haas School of Business at the University of California at Berkeley. Mr. Hasler also serves as a member of the board of directors of several other corporations, including Solectron, and Walker Interactive. He is a public governor of the Pacific Stock & Options Exchange.

      Dr. Yen-Son (Paul) Huang has served as Director of Quickturn since June 1993. Dr. Huang served as Executive Vice President between January 1996 and September 1997. He served as Executive Vice President, Product Development, from June 1993 to January 1996. From January 1990 to June 1993, Dr. Huang served as President of PiE, a company he co-founded.

      Charles D. Kissner has served as Director of Quickturn since June 1998. Mr. Kissner was elected Director and CEO of Digital Microwave in July 1995 and became Chairman in August 1996. From July 1993 to July 1995, Mr. Kissner served as Vice President and General Manager of the Microelectronics Division of M/A-Com, Inc., a manufacturer of radio and microwave communications products. From February 1990 to July 1993, Mr. Kissner served as President, Chief Executive Officer, and a Director of Aristacom International, Inc., a communications software company. He also formed and operated Fujitsu Network Switching, Inc. from 1984 to 1990, and continued to serve as an outside Director until October, 1993. Mr. Kissner held several key positions at AT&T from 1971 to 1984. Mr. Kissner is also a director of Spectrian, Inc. and American Medical Flight Support, Inc and is a member of the board of directors of the American Electronics Association and serves as chair of its Bay Area Political Effectiveness Committee.

      Dr. David K. Lam has served as Director of Quickturn since September 1996. Dr. Lam is Chairman of David Lam Group, a firm that advises and guides technology-based companies in managing growth. Between April 1989 and October 1996, Dr. Lam served as President and Chief Executive Officer of ExpertEdge, Inc., a provider of integrated, multimedia client-server software. From 1987 to 1989, he was Vice President at Wyse Technology, Inc., and he founded Lam Research in 1980. Dr. Lam also served as a director of Asante Technology, Inc. from May 1997 through December 1998.

Executive Officers and Vice Presidents of Quickturn
---------------------------------------------------
      The executive officers and vice presidents of Quickturn, and their ages as of February 23, 1999 are as follows:

Name                               Age Position
----                               --- --------
Keith R. Lobo.................     47  President, Chief Executive Officer and
                                       Director
Raymond K. Ostby..............     51  Vice President, Finance and
                                       Administration, Chief Financial Officer
                                       and Secretary
Donald J. McInnis.............     52  Senior Vice President, Advanced
                                       Simulation Division
Dr. K.C. Chu..................     52  Vice  President, Software Development
Michael H. Ferguson...........     46  Vice President, Asia-Pacific Sales
Bernard A.Gilbert.............     42  Vice President, Engineering Operations,
                                       Advanced Simulation Division
Jeffrey K. Jordan.............     54  Vice President, North American Sales
Kevin L.Ladd..................     36  Vice President and Chief Technologist,
                                       Advanced Simulation Division
Stephen P.Sample..............     47  Vice President, Advanced Development
Dugald H.Stewart..............     46  Vice President, Operations
Christopher J.Tice............     39  Vice President, World-Wide Support
                                       Services
Tung-sun Tung.................     50  Vice President, Research and Development
Dr. Ming Yang Wang............     54  Vice President, Advanced Technology

                                       Solutions
Naeem Zafar...................     41  Vice President, Marketing



      Keith R. Lobo joined Quickturn in November 1992 as President, Chief Executive Officer and as a Director. From March 1992 to October 1992, Mr. Lobo served as a consultant in the venture capital field and was a private investor. From March 1988 to February 1992, he served as Executive Vice President and Chief Operating Officer of Chips & Technologies, Inc., a semiconductor supplier of microcomputer components to the personal computer industry. From August 1981 to March 1988, he served in a variety of positions, most recently as Vice President of Advanced Products and General Manager of the RISC Microprocessor Group at LSI Logic Corporation, a supplier of ASICs.

      Raymond K. Ostby joined Quickturn in September 1993 as Vice President, Finance and Administration, Chief Financial Officer and Secretary. From July 1991 to September 1993, he served as Vice President, Finance and Administration and Chief Financial Officer at Force Computers, Inc., a computer products company. From June 1985 to July 1991, he served as Vice President, Finance and Administration and Chief Financial Officer of Atmel Corporation, a manufacturer of semiconductor products.

      Donald J. McInnis has served as Senior Vice President, Advanced Simulation Division of Quickturn from February 1997. From June 1994 to February 1997, he served as President and Chief Executive Officer of SpeedSim, Inc. From May 1990 to February 1994, Mr. McInnis was Vice President and General Manager, Software Business Unit of ComputerVision Corporation, a provider of CAD/CAM software services.

      Dr. K.C. Chu joined Quickturn in June 1995 as Vice President, Entry Systems and HDL-ICE Development and has served as Vice President, Software Development since January 1996. From July 1992 to June 1995, he served as Director, Sunnyvale Research and Development Lab of Mitsubishi Electric Research Labs, Inc., a research and development facility, and from May 1990 to June 1992, he served as Senior Manager, Research and Development at Mitsubishi Electronics America, Inc., a supplier of semiconductor products.

      Michael H. Ferguson joined Quickturn in July 1998 as Vice President, Asia-Pacific Sales. From March 1997 to July 1998, he served as Global Account Director at Cadence Design Systems, Inc., a provider of services and design automation tools to the electronics industry and from July 1994 to March 1997, he served as Vice President, Asia-Pacific at Cadence. From October 1988 to July 1994, he served as Asia General Manager of the Assembly Group at Teradyne, Inc., a provider of automatic test equipment to electronics manufacturers.

      Bernard A. Gilbert has served as Vice President, Engineering Operations of the Advanced Simulation Division of Quickturn since February 1997. From March 1996 to February 1997 he was Vice President, Engineering Operations at SpeedSim, Inc., a provider of cycle-based simulation technology, and from March 1985 to March 1996, he served as Director of Core Technology Research and Development at ComputerVision Corp., a provider of CAD/CAM software services.

      Jeffrey K. Jordan joined Quickturn in April 1993 and has served as Vice President, North American Sales since October 1996. From May 1994 to October 1996 he was Eastern Area Sales Director and from April 1993 to May 1994 he served as Eastern Area Sales Manager. From August 1989 to April 1993, Mr. Jordan served as Eastern Regional Sales Manager at Integrated Measurement Systems, a provider of test station hardware and software.

      Kevin L. Ladd has served as Vice President and Chief Technologist of the Advanced Simulation Division of Quickturn since February 1997. From June 1994 to February 1997 he served as Chairman and Vice President of Research and Development of SpeedSim, Inc. Mr. Ladd was a consulting engineer for ViewLogic Systems, Inc., a provider of software products used in IC design and simulation, from August 1992 to December 1993. From May 1982 to August 1992 he served in a variety of positions most recently as Principal Engineer, at Digital Equipment Corporation, a manufacturer of computer systems and software.

      Stephen P. Sample co-founded Quickturn and served as Director, Hardware Design from its inception in July 1987. In July 1993, he became Vice President, Hardware Design, and since August 1994 he has served as Vice President, Advanced Development.

      Dugald H. Stewart joined Quickturn in January 1989 and has served Quickturn as Vice President, Operations since July 1998. From June 1993 to June 1998, he served as Vice President, Manufacturing and from January 1989 to May 1993, he served as Director of Manufacturing. From August 1979 to January 1989, he served as Director of Manufacturing at KLA Instruments, Inc., a semiconductor equipment manufacturer.

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

      Naeem Zafar joined Quickturn in June 1988 and has served as Vice President, Marketing since September 1995. From March 1995 to September 1995, he was Vice President, Technology Strategy and Planning, from December 1994 to March 1995, he was Director, Advanced Products, and from June 1993 to December 1994, Mr. Zafar was Director, Marketing. From April 1992 to June 1993, he was Director, Product Marketing, from October 1990 to April 1992, he was Senior Product Marketing Manager, from April 1989 to October 1990, he was Technical Marketing Manager, and from June 1988 to April 1989, he was Senior Hardware Engineer.

                 SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

      Section 16(a) of the Exchange Act ("Section 16(a)") requires Quickturn's officers and directors, and persons who own more than ten percent of a registered class of Quickturn's equity securities, to file reports of ownership on Form 3 and amendments thereto and changes in ownership on Form 4 or Form 5 and amendments to each with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers, Inc. Such officers, directors and ten-percent stockholders are also required by the SEC rules to furnish Quickturn with copies of all such forms that they file.

      Based solely on its review of the copies of such forms and amendments thereto received by Quickturn, or written representations from certain reporting persons that no Forms 5 were required for such persons, which representations have been maintained for at least two years, Quickturn believes that during fiscal 1998 all Section 16(a) requirements applicable to its officers, directors and ten-percent stockholders were complied with.

Item 11. EXECUTIVE COMPENSATION
         ----------------------

Summary Compensation Table

The following table sets forth certain information concerning total compensation received by the person serving as Chief Executive Officer and each of the four most highly compensated executive officers during the last fiscal year (the "Named Officers"), for services rendered to Quickturn in all capacities during the last three fiscal years.

                                                                                           Long-Term
                                                                                          Compensation
                                                                                             Awards
                                                                                          -------------
                                                                Annual Compensation        Securities
                                                            --------------------------     Underlying           All Other
Name and Principal Position                      Year         Salary       Bonus (1)         Options         Compensation(2)
-------------------------------                --------     ----------   -------------    -------------     ----------------
Keith R. Lobo                                    1998       $ 300,000      $ 225,000        200,000 (5)         $ 14,042
   President and Chief Executive Officer         1997       $ 250,000      $ 144,000              0             $ 11,168
                                                 1996       $ 250,000      $ 200,000        100,000             $  6,768

Michael H. Ferguson                              1998       $ 184,370 (3)  $ 145,000         60,000             $ 13,354
   Vice President, Asia                          1997       $     --       $     --             --              $    --
                                                 1996       $     --       $     --             --              $    --

Jeffrey K. Jordan                                1998       $ 328,392 (4)  $     --          55,000 (6)         $ 17,294
   Vice President, North American Sales          1997       $ 227,351      $  17,000              0             $ 16,400
                                                 1996       $ 382,499      $  30,000         25,000             $ 34,000

Raymond K. Ostby                                 1998       $ 223,333      $ 150,000         70,000 (7)         $ 10,263
   Vice President, Finance and Administration,   1997       $ 205,000      $  59,000              0             $  6,968
   Chief Financial Officer and Secretary         1996       $ 190,000      $  70,000         40,000             $  6,768

Tung sun Tung                                    1998       $ 209,000      $  88,000         98,000 (8)         $ 10,048
   Vice President, Research & Development        1997       $ 188,666      $  40,000              0             $  9,073
                                                 1996       $ 174,584      $  64,000         60,000             $  8,873

__________________________
(1) Includes bonuses earned or accrued with respect to services rendered in the fiscal year indicated, whether or not such bonus was actually paid during such fiscal year.

(2)   Includes health care premiums, car allowance and 401(k) contributions.

(3)   Includes $130,501 from commissions.

(4)   Includes $220,592 from commissions.

(5)   Includes 100,000 repriced options.

(6)   Includes 35,000 repriced options.

(7)   Includes 40,000 repriced options.

(8)   Includes 73,000 repriced options.

Option Grants in Last Fiscal Year

The following table shows, as to the Named Officers, information concerning stock options granted during the fiscal year ended December 31, 1998.



                                                      Individual Grants                                   Potential Realizable
                                  -------------------------------------------------------------        Value at Assumed Annual
                                   Number of         Percent of                                         Rate of Stock Price
                                  Securities       Total Options                                       Appreciation for Option
                                  Underlying         Granted to                                                 Term (4)
                                   Options          Employees in       Exercise    Expiration     --------------------------------
           Name                   Granted (1)      Fiscal Year (2)       Price      Date (3)             5%                10%
---------------------------      -----------       --------------      --------     --------      --------------    ---------------
Keith R. Lobo                       100,000           4.17%            $ 7.4375     06/05/08      $      467,740    $     1,185,346
                                    100,000 (5)       4.17%            $ 7.4375     10/11/06      $      467,740    $     1,185,346

Michael H. Ferguson                  60,000           2.50%            $ 7.5000     07/10/08      $      283,003    $       717,184

Jeffrey K. Jordan                    20,000           0.83%            $ 7.4375     06/05/08      $       93,548    $       237,069
                                     10,000 (6)       0.42%            $ 7.4375     11/03/05      $       46,774    $       118,535
                                     25,000 (7)       1.04%            $ 7.4375     09/13/06      $      116,935    $       296,336

Raymond K. Ostby                     30,000           1.25%            $ 7.4375     06/05/08      $      140,322    $       355,604
                                     10,000 (8)       0.42%            $ 7.4375     04/12/06      $       46,774    $       118,535
                                     30,000 (5)       1.25%            $ 7.4375     10/11/06      $      140,322    $       355,604

Tung-sun Tung                        25,000           1.04%            $ 7.4375     06/05/08      $      116,935    $       296,336
                                     13,000 (9)       0.54%            $ 7.4375     10/14/04      $       60,806    $       154,095
                                     20,000 (10)      0.83%            $ 7.4375     01/16/06      $       93,548    $       237,069
                                     40,000 (5)       1.67%            $ 7.4375     10/11/06      $      187,096    $       474,138

--------------------------
(1) All options in this table are incentive stock options or non-qualified stock options and were granted under the 1988 Plan, the 1996 Supplemental Stock Plan (the "1996 Plan") or the 1997 Plan and have exercise prices equal to the fair market value on the date of grant. All such options have ten-year terms and vest over a four-year period at the rate of one-fourth at the end of one year from the date of grant and 1/48th at the end of each month thereafter. Also included in this table are repriced options. Such options have ten-year terms and vest over a five-year period at the rate of one-fifth at the end of one year from the date of grant and 1/60th at the end of each month thereafter.

(2) Quickturn granted options to purchase 2,398,657 shares of common stock to employees in fiscal 1998. This amount includes 1,546,503 repriced shares.

(3) Options may terminate before their expiration upon the termination of optionee's status as an employee or consultant, the optionee's death or an acquisition of Quickturn.

(4) Potential realizable value assumes that the stock price increases from the date of grant until the end of the option term (10 years) at the annual rate specified (5% and 10%). Annual compounding results in total appreciation of 63% (at 5% per year) and 159% (at 10% per year). If the price of Quickturn's common stock were to increase at such rates from the price at 1998 fiscal year end ($14.3125 per share) over the next 10 years, the resulting stock price at 5% and 10% appreciation would be $23.3136 and $37.1229, respectively. The assumed annual rates of appreciation are specified in SEC rules and do not represent Quickturn's estimate or projection of future stock price growth. Quickturn does not necessarily agree that this method can properly determine the value of an option.

(5)  Represents an option granted in October 1996 that was repriced in June
     1998.

(6)  Represents an option granted in November 1995 that was repriced in June
     1998.

(7)  Represents an option granted in September 1996 that was repriced in June
     1998.

(8)  Represents an option granted in April 1996 that was repriced in June 1998.

(9)  Represents an option granted in October 1994 that was repriced in June
     1998.

(10) Represents  an option  granted in January  1996 that was  repriced in June
     1998.

Option Exercises and Holdings

The following table sets forth, for each of the officers named in the Summary Compensation Table, certain information concerning stock options exercised during fiscal 1998, and the number of shares subject to both exercisable and unexercisable stock options as of December 31, 1998. Also reported are values for "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of Quickturn's common stock on the last trading day of fiscal 1998, which was $14.3125 per share.

                                                                Number of Securities                  Value of Unexercised
                                                               Underlying Unexercised               In-the-Money Options at
                            Shares                          Options at Fiscal Year End                Fiscal Year End (1)
                           Acquired          Value          -------------------------------      -------------------------------
   Name                   On Exercise       Realized        Exercisable       Unexercisable      Exercisable       Unexercisable
------------------        -----------       --------        -----------       -------------      -----------       -------------
Keith R. Lobo                       0       $      -            477,916             157,084      $ 5,450,803       $   1,080,135

Michael H. Ferguson                 0       $      -                  0              60,000      $         -       $     408,750

Jeffrey K. Jordan               2,667       $ 24,670             17,750              37,583      $   122,468       $     258,383

Raymond K. Ostby                    0       $      -            113,333              51,667      $   903,582       $     355,211

Tung-sun Tung                       0       $      -             60,543              58,167      $   464,239       $     399,898

----------------------------

(1) Market value of underlying securities based on the closing price of the common stock on the last trading day of fiscal 1998 on the Nasdaq Market of $14.3125 minus the exercise price.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
-----------------------------------------------------------
Quickturn's Compensation Committee was formed in October 1993 and is currently composed of Messrs. Alberding, Antle and Lam. No interlocking relationship exists between any member of Quickturn's Board of Directors or Compensation Committee and any member of the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. No member of the Compensation Committee is or was formerly an officer or an employee of Quickturn or its subsidiaries.

COMPENSATION OF DIRECTORS
-------------------------

Directors who are employees of Quickturn do not receive additional compensation for their services as directors of Quickturn. However, nonemployee members of the Board of Directors receive an annual cash retainer of $12,000 and an annual committee membership stipend of $1,500 for each committee of the Board of Directors on which such director serves. In addition, each director was compensated $24,000 or $26,000 based on attendance at special meetings of the Board of Directors held in 1998. There were thirteen such meetings during 1998.

In addition, nonemployee directors participate in Quickturn's 1994 Outside Director Stock Option Plan (the "Director Plan"). The Director Plan was adopted by the Board of Directors in January 1994 and was approved by the stockholders in May 1994. The Director Plan provides for an automatic grant of a nonstatutory stock option to purchase 20,000 shares of common stock to a nonemployee director on the date of the first meeting on which such individual participates as a director (an "Initial Option"). An Initial Option has a term of ten years and vests monthly over four years. Beginning four years after the grant of an Initial Option to a director, such director is granted an automatic annual option to purchase 3,500 shares of common stock, which option has a term of ten years and vests monthly over one year. The exercise price of each option granted equals 100% of the fair market value of the common stock, based on the closing sales price of the common stock as reported on the Nasdaq National Market on the date of grant. Options granted under the Director Plan must be exercised within three months following the end of the optionee's tenure as a director of Quickturn or within twelve months after the termination of a director's tenure due to death or disability. The Director Plan is designed to work automatically, without administration; however, to the extent administration is necessary, the Director Plan has been structured so that options granted to nonemployee directors who administer Quickturn's other employee benefit plans qualify as transactions exempt from Section 16(b) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), pursuant to Rule 16b-3 promulgated thereunder.

Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                --------------------------------------------------------------

The following table sets forth the beneficial ownership of common stock as of February 23, 1999 for the following: (i) each person or entity who is known by Quickturn to own beneficially more than 5% of the outstanding shares of the common stock, (ii) each of Quickturn's current directors, (iii) each of the officers named in the Summary Compensation Table in Item 11 and (iv) all directors and executive officers of Quickturn as a group.


                                                         Shares            Percentage
                                                       Beneficially       Beneficially
Name                                                    Owned (1)            Owned
----                                                  --------------     --------------
Principal Stockholders
Milton Arbitrage Partners, L.L.C. (2)................    996,946              5.4%
165 Mason Street
Greenwich, Connecticut  06830

Directors
Glen M. Antle (3) ...................................    328,282              1.8%
Keith R. Lobo (4) ...................................    490,000              2.6%
Richard C. Alberding (5) ............................     20,000              *
Michael R. D'Amour (6) ..............................     43,471              *
William A. Hasler (7) ...............................      6,167              *
Yen Son (Paul) Huang (8) ............................    357,050              1.9%
Charles D. Kissner (5) ..............................      4,167              *
David K. Lam (5) ....................................     12,917              *

Named Officers
Michael H. Ferguson .................................      2,409              *
Jeffrey K. Jordan (9) ...............................     23,292              *
Raymond K.Ostby (10) ................................    124,100              *
Tung sun Tung (11) ..................................     80,727              *

All directors and executive
officers as a group (21 persons)(12) ................  2,688,824              13.8%

__________________________
 *     Less than 1%.

(1) The number and percentage of shares beneficially owned is determined under rules of the Securities and Exchange Commission ("SEC"), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within sixty days of February 23, 1999 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned.

(2) This information was obtained from filings made with the SEC pursuant to Sections 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended.

(3) Includes 257,270 shares held by The Antle Family Trust, as to which Mr. Antle shares voting and dispositive power, and 71,012 shares of common stock subject to options exercisable within sixty days of February 23, 1999.

(4) Includes options to purchase 485,000 shares of common stock exercisable within sixty days from February 23, 1999.

(5) All such shares are subject to options exercisable within sixty days from February 23, 1999.

(6) Includes 7,900 shares held by The D'Amour Family Trust, as to which Mr. D'Amour shares voting and dispositive power, and 12,083 shares of common stock subject to options exercisable within sixty days of February 23, 1999.

(7) Includes options to purchase 4,167 shares of common stock exercisable within sixty days from February 23, 1999.

(8) Includes 37,548 shares held by the Huang Living Trust, as to which Mr. Huang shares voting and dispositive power, and 33,750 shares of common stock subject to options exercisable within sixty days of February 23, 1999.

(9) Includes options to purchase 20,082 shares of common stock exercisable within sixty days from February 23, 1999.

(10) Includes options to purchase 116,000 shares of common stock exercisable within sixty days from February 23, 1999.

(11) Includes options to purchase 65,410 shares of common stock exercisable within sixty days from February 23, 1999.

(12) Includes options to purchase 1,158,559 shares of common stock exercisable within sixty days from February 23, 1999.


Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                ----------------------------------------------

       Not applicable.

                                           PART IV
                                           -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          --------------------------------------------
          REPORTS ON FORM 8-K.
          --------------------

     (a)  1.  Financial Statements.
              ---------------------

              The following consolidated financial statements, and the related notes thereto, of Quickturn Design Systems, Inc. and the Report of Independent Accountants are filed as a part of this Form 10-K.

                                                                                           Page #
                                                                                           ------
          Report of PricewaterhouseCoopers LLP, Independent
          Accountants..............................................................        57

          Consolidated Balance Sheets as of December 31, 1998
          and 1997.................................................................        58

          Consolidated Statements of Operations for the years
          ended December 31, 1998, 1997 and 1996...................................        59

          Consolidated Statements of Comprehensive Income (Loss)
          for the years ended December 31, 1998, 1997 and 1996.....................        60

          Consolidated Statements of Stockholders' Equity for
          the years ended December 31, 1998, 1997 and 1996.........................        61

          Consolidated Statements of Cash Flows for the years
          ended December 31, 1998, 1997 and 1996...................................        62

          Notes to Consolidated Financial Statements...............................        63

          2.  Financial Statement Schedules.
              ------------------------------

              The following financial statement schedule of Quickturn for the years ended December 31, 1998, 1997 and 1996 is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and related notes thereto, of Quickturn.

          Schedule  Title                                  Page #
          --------  -----                                  ------
                    Report of Independent Accountants
                    on Financial Statement Schedule         S-1

          II        Valuation and Qualifying Accounts       S-2

              Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

          9.  Exhibits.
              ---------

              The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

     (b)  Reports on Form 8-K.
          --------------------

          1. A Current Report on Form 8-K was filed with the SEC by Quickturn on December 16, 1998, to report that Quickturn signed a merger agreement with Cadence. Under the merger agreement, Cadence will acquire Quickturn in a transaction that is anticipated to be accounted for as a pooling of interests and will qualify as a tax-free reorganization. The merger is subject to approval by various governmental agencies and Quickturn stockholders.

          2. A Current Report on Form 8-K/A was filed with the SEC by Quickturn on December 22, 1998, for the sole purpose of correcting a typographical error to Quickturn's merger agreement with Cadence.

          3. A Current Report on Form 8-K/A was filed with the SEC by Quickturn on January 6, 1999, to report that Quickturn and Cadence amended their merger agreement to reflect an increase in value of the shares of common stock of Cadence to be received in connection with the merger by holders of common stock of Quickturn to $15.00 per share of Quickturn common stock.

          4. A Current Report on Form 8-K/A was filed with the SEC by Quickturn on January 6, 1999, for the sole purpose of re-filing Exhibit 2.1 of the Amendment to Form 8-K dated January 6, 1999. Amendment No. 2 to the Agreement and Plan of Merger is replacing the Stock Option Agreement erroneously filed as Exhibit 2.1.

Report of Independent Accountants

To the Board of Directors and Stockholders
Quickturn Design Systems, Inc.
San Jose, California

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss) and cash flows, after the restatement described in "Note 4 of Notes to Consolidated Financial Statements", present fairly, in all material respects, the financial position of Quickturn Design Systems, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the peiod ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/  PricewaterhouseCoopers LLP
San Jose, California
January 15, 1999

                        QUICKTURN DESIGN SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (amounts in thousands except share date)

                                                                                December 31,
                                                                        ----------------------------------------
                                                                        1998                       1997
                                                                        ------------------  --------------------
  Assets
   Current assets
    Cash and cash equivalents                                           $          26,552   $           14,589
    Marketable securities                                                          13,717               18,219
    Accounts receivable, net of allowance for doubtful
       accounts of $1,840 in 1998 and 1997                                         27,905               31,709
    Inventories                                                                     9,904               10,899
    Prepaid expenses and other current assets                                       1,851                4,324
    Deferred income taxes                                                           6,875                8,697
                                                                        ------------------  -------------------
       Total current assets                                                        86,804               88,437

    Marketable securities                                                          19,969               20,326
    Fixed assets, net                                                              11,533               11,118
    Deferred income taxes                                                          11,475                5,770
    Goodwill                                                                        3,599                4,627
    Other assets                                                                    1,248                1,282
                                                                        ------------------  -------------------
       Total assets                                                     $         134,628   $          131,560
                                                                        ==================  ===================


  Liabilities
   Current Liabilities
    Short term debt                                                     $            ---    $            1,095
    Accounts payable                                                               12,130                6,231
    Accrued liabilities                                                            21,282               20,351
    Deferred revenue                                                               10,861                9,617
                                                                         ------------------  -------------------
       Total current liabilities                                                   44,273               37,294
                                                                         ------------------  -------------------

   Commitments and contingencies (Notes 11 and 17).

  Stockholders' Equity
   Preferred stock, $.001 par value: Authorized:
       2,000,000 shares; Issued and outstanding: no shares                            ---                  ---
   Common stock, $.001 par value:  Authorized: 40,000,000
       shares; Issued and outstanding: 18,111,105 shares in
       in 1998; 17,606,006 shares in 1997                                              18                   18
   Additional paid-in capital                                                      94,446               91,122
   Deferred compensation                                                             (346)                (573)
   Retained earnings (deficit)                                                     (2,594)               4,264
   Accumulated other comprehensive income (loss)                                      292                 (565)
   Treasury stock at cost
       (195,000 shares in 1998; none in 1997)                                      (1,461)                 ---
                                                                         ------------------  -------------------
       Total stockholders' equity                                                  90,355               94,266
                                                                         ------------------  -------------------
       Total liabilities and stockholders' equity                        $        134,628   $          131,560
                                                                         ==================  ===================

The accompanying notes are an integral part of these consolidated financial statements.

                         Quickturn Design Systems, Inc.
                      Consolidated Statements of Operations
                  (amounts in thousands except per share data)

                                                                                            Year Ended December 31,
                                                                           --------------------------------------------------------
                                                                                   1998               1997               1996
                                                                           ------------------ ------------------ ------------------
Revenue
    Product revenue                                                        $          65,405  $          80,850  $          88,090
    Maintenance and service revenue                                                   38,704             29,554             21,488
                                                                           ------------------ ------------------ ------------------
      Total revenue                                                                  104,109            110,404            109,578
Cost of revenue
    Cost of product revenue                                                           25,974             34,117             26,050
    Cost of maintenance and service revenue                                           12,043              8,896              6,613
                                                                           ------------------ ------------------ ------------------
      Total cost of revenue                                                           38,017             43,013             32,663
                                                                           ------------------ ------------------ ------------------
      Gross profit                                                                    66,092             67,391             76,915

Operating expenses
    Research and development                                                          23,416             23,499             19,706
    Sales and marketing                                                               37,962             36,775             31,982
    General and administrative                                                        19,385             11,485              7,254
    Amortization of goodwill                                                           1,028                514                ---
    Acquisition and merger related charges                                               ---              3,957                ---
                                                                           ------------------ ------------------ ------------------
      Total operating expenses                                                        81,791             76,230             58,942
                                                                           ------------------ ------------------ ------------------

      Operating income (loss)                                                        (15,699)            (8,839)            17,973

Interest income                                                                        3,033              2,370              2,229
Interest expense                                                                        (132)              (272)              (429)
Other income (expense), net                                                              178                 77                 79
                                                                           ------------------ ------------------ ------------------
      Net income (loss) before provision
        for (benefit from) income taxes                                              (12,620)            (6,664)            19,852

Provision for (benefit from) income taxes                                             (5,762)            (3,686)             5,721
                                                                           ------------------ ------------------ ------------------
      Net income (loss)                                                    $          (6,858) $          (2,978) $          14,131
                                                                           ================== ================== ==================

Basic net income (loss) per share                                          $           (0.39) $           (0.17) $            0.87
                                                                           ================== ================== ==================
Number of shares used in basic
    per share calculation                                                             17,802             17,110             16,323
                                                                           ================== ================== ==================

Diluted net income (loss) per share                                        $           (0.39) $           (0.17) $            0.79
                                                                           ================== ================== ==================
Number of shares used in diluted
    per share calculation                                                             17,802             17,110             17,912
                                                                           ================== ================== ==================


The accompanying notes are an integral part of these consolidated financial statements.

                         QUICKTURN DESIGN SYSTEMS, Inc.
             Consolidated Statements of Comprehensive Income (Loss)
                             (amounts in thousands)

                                                                              1998              1997              1996
                                                                         ---------------   ---------------   ----------------
Net income (loss)                                                        $       (6,858)   $       (2,978)    $       14,131

Other comprehensive income (loss)
     Foreign currency translation adjustment                                        820              (653)               ---
                                                                         ---------------   ---------------   ----------------

     Unrealized gains (losses) on securities
       Unrealized holding gains (losses) arising during period                       52                78                (92)
       Less:  realized gain included in net loss                                    (15)              ---                ---
                                                                         ---------------   ---------------   ----------------
     Net unrealized gain (loss) on securities                                        37                78                (92)
                                                                         ---------------   ---------------   ----------------

     Total other comprehensive income (loss)                                        857              (575)               (92)
                                                                         ---------------   ---------------   ----------------

Comprehensive income (loss)                                              $       (6,001)   $       (3,553)    $       14,039
                                                                         ===============   ===============   ================


The accompanying notes are an integral part of these consolidated financial statements.

                        Quickturn Design Systems, Inc.
                Consolidated Statements of stockholders' Equity
                   (amounts in thousands except share data)



                                                                      Common Stock     Additional               Retained
                                                                  ------------------    Paid-in     Deferred    Earnings
                                                                    Shares    Amount    Capital   Compensation (Deficit)
                                                                  ----------  ------    -------   ------------  ------
Balance, January 1, 1996                                          15,995,099  $   16    $73,108     $ ---      $(6,889)
    Issuance of common stock,
       employee stock purchase plan                                  198,117     ---      1,452       ---          ---
    Exercise of stock options                                        333,688       1      1,161       ---          ---
    Tax benefit from option exercises                                    ---     ---        999       ---          ---
    SpeedSim issuance of stock options in lieu
       of compensation                                                   ---     ---        825      (825)         ---
    Unrealized holding loss on marketable securities                     ---     ---        ---       ---          ---
    Amortization of deferred compensation                                ---     ---        ---        56          ---
    Net income                                                           ---     ---        ---       ---       14,131
                                                                  ----------  ------    -------     -----      -------
Balance, December 31, 1996                                        16,526,904      17     77,545      (769)       7,242
    Issuance of common stock,
       employee stock purchase plan                                  176,733     ---      1,812       ---          ---
    Exercise of stock options and warrants                           402,369     ---      1,406       ---          ---
    Tax benefit from option exercises                                    ---     ---        860       ---          ---
    Issuance of common stock for Arkos Acquisition                   500,000       1      6,499       ---          ---
    Issuance of warrants for Arkos Acquisition                           ---     ---      3,000       ---          ---
    Unrealized holding gain on marketable securities                     ---     ---        ---       ---          ---
    Cumulative translation adjustment                                    ---     ---        ---       ---          ---
    Amortization of deferred compensation                                ---     ---        ---       196          ---
    Net loss                                                             ---     ---        ---       ---       (2,978)
                                                                  ----------  ------    -------     -----      -------
Balance, December 31, 1997                                        17,606,006      18     91,122      (573)       4,264
    Issuance of common stock,
       employee stock purchase plan                                  197,554     ---      1,952       ---          ---
    Exercise of stock options                                        307,545     ---      1,086       ---          ---
    Tax benefit from option exercises                                    ---     ---        369       ---          ---
    Gain on sale of marketable securities                                ---     ---        ---       ---          ---
    Unrealized holding gain on marketable securities                     ---     ---        ---       ---          ---
    Cumulative translation adjustment                                    ---     ---        ---       ---          ---
    Amortization of deferred compensation                                ---     ---        (83)      227          ---
    Repurchases of common stock                                          ---     ---        ---       ---          ---
    Net loss                                                             ---     ---        ---       ---       (6,858)
                                                                  ----------   -----    -------     -----      -------
Balance, December 31, 1998                                        18,111,105  $   18    $94,446     $(346)     $(2,594)
                                                                  ==========  ======    =======     =====      =======


                                                               Accumulated            Treasury
                                                            Other Comprehensive        Stock
                                                               Income (Loss)          at Cost     Total
                                                            -------------------       -------   -----------
Balance, January 1, 1996                                         $ 102                 $  ---      $66,337
    Issuance of common stock,
       employee stock purchase plan                                ---                    ---        1,452
    Exercise of stock options                                      ---                    ---        1,162
    Tax benefit from option exercises                              ---                    ---          999
    SpeedSim issuance of stock options in lieu
       of compensation                                             ---                    ---          ---
    Unrealized holding loss on marketable securities               (92)                   ---          (92)
    Amortization of deferred compensation                          ---                    ---           56
    Net income                                                     ---                    ---       14,131
                                                                 -----                -------  -----------
Balance, December 31, 1996                                          10                      0       84,045
    Issuance of common stock,
       employee stock purchase plan                                ---                    ---        1,812
    Exercise of stock options and warrants                         ---                    ---        1,406
    Tax benefit from option exercises                              ---                    ---          860
    Issuance of common stock for Arkos Acquisition                 ---                    ---        6,500
    Issuance of warrants for Arkos Acquisition                     ---                    ---        3,000
    Unrealized holding gain on marketable securities                78                    ---           78
    Cumulative translation adjustment                             (653)                   ---         (653)
    Amortization of deferred compensation                          ---                    ---          196
    Net loss                                                       ---                    ---       (2,978)
                                                                 -----                ------- ------------
Balance, December 31, 1997                                        (565)                     0       94,266
    Issuance of common stock,
       employee stock purchase plan                                ---                    ---        1,952
    Exercise of stock options                                      ---                    ---        1,086
    Tax benefit from option exercises                              ---                    ---          369
    Gain on sale of marketable securities                          (15)                   ---          (15)
    Unrealized holding gain on marketable securities                52                    ---           52
    Cumulative translation adjustment                              820                    ---          820
    Amortization of deferred compensation                          ---                    ---          144
    Repurchases of common stock                                    ---                 (1,461)      (1,461)
    Net loss                                                       ---                    ---       (6,858)
                                                                 -----                -------      -------
Balance, December 31, 1998                                       $ 292                $(1,461)     $90,355
                                                                 =====                =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

                        Quickturn Design Systems, Inc.
                     Consolidated Statements of Cash Flows
                            (amounts in thousands)

                                                                                        Year Ended December 31,
                                                                             -------------------------------------------
                                                                                 1998           1997            1996
                                                                             ------------    -----------    ------------
Cash flows from operating activities
Net income (loss)                                                            $    (6,858)    $   (2,978)    $     14,131
Adjustments to reconcile net income (loss) to net cash
provided by operating activities
     Depreciation and amortization                                                 7,966          8,334            8,524
     Amortization of deferred compensation                                           144            196                56
     Gain on sale of marketable securities                                           (15)           ---               ---
     Charges related to the Arkos Acquisition                                        ---          8,288               ---
     Write-down of inventories                                                     3,435          6,153               719
     Deferred income taxes                                                        (3,883)        (5,119)             (782)
Changes in current assets and liabilities
     Accounts receivable                                                           3,804         (9,941)             (710)
     Inventories                                                                  (2,440)        (6,481)           (3,055)
     Prepaid expenses and other current assets                                     2,473         (1,871)           (1,094)
     Accounts payable and accrued liabilities                                      7,199         11,962              (285)
     Deferred revenue                                                              1,244            667             4,912
                                                                             ------------    ----------     -------------
          Net cash provided by operating activities                               13,069          9,210            22,416
                                                                             ------------    ----------     -------------
Cash flows from investing activities
     Acquisition of fixed assets                                                  (7,153)        (7,529)           (6,413)
     Sale of marketable securities                                                26,584         16,173            20,527
     Purchase of marketable securities                                           (21,673)       (25,828)          (25,544)
     Purchase of Arkos                                                               ---         (5,000)              ---
     Increase (decrease) in other assets                                            (166)         1,615            (1,868)
                                                                             ------------    ----------      ------------
          Net cash used in investing activities                                   (2,408)       (20,569)          (13,298)
                                                                             ------------    ----------      ------------
Cash flows from financing activities
     Payment of short term debt                                                   (1,095)        (2,407)           (3,600)
     Purchase of treasury stock                                                   (1,461)           ---               ---
     Proceeds from stock issuances                                                 3,038          3,218             2,614
                                                                             ------------    ----------      ------------
          Net cash provided by (used in) financing activities                        482            811              (986)
                                                                             ------------    ----------      ------------
Effect of exchange rates on cash and cash equivalents                                820           (653)              ---

Net increase (decrease) in cash and cash equivalents                              11,963        (11,201)            8,132
Cash and cash equivalents at beginning of year                                    14,589         25,790            17,658
                                                                             ------------    ----------      ------------
Cash and cash equivalents at end of year                                     $    26,552     $   14,589      $     25,790
                                                                             ============    ==========      ============
Supplemental disclosure of cash flow information
     Cash paid during the period for:
        Interest                                                             $       138     $      278      $        417
        Income taxes                                                         $       104     $    3,187      $      5,112

Supplemental disclosure of noncash investing and financing activities
     Unrealized holding gain (loss) on marketable securities                 $        52     $       78      $        (92)
     Tax benefit from stock option exercises                                 $       369     $      860      $        999
     Write-off of unearned deferred compensation                             $        83     $      ---      $        ---
     Goodwill and other assets acquired in Arkos Acquisition                 $       ---     $    5,782      $        ---
     Common stock and warrants issued in Arkos Acquisition                   $       ---     $    9,500      $        ---

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1. Business of Quickturn
   Quickturn Design Systems, Inc. ("Quickturn") designs, manufactures, sells and supports emulation and cycle-based simulation system-level verification solutions for the design of computer chips and electronic systems. Quickturn's development and manufacturing facilities are located in San Jose, California, and additional development facilities are located in Chelmsford, Massachusetts. Quickturn's principal markets are in North America, Asia-Pacific and Europe.

2. Summary of Significant Accounting Policies
   Financial Statement Presentation
   The consolidated financial statements include the accounts of Quickturn and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

   Use of Estimates
   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

   Certain Risks and Concentrations
   Quickturn's products are concentrated in the EDA industry which is highly competitive and rapidly changing. Revenue is concentrated with a relatively limited number of customers, and supplies for certain components are concentrated among a few providers. The loss of a major customer or any reduction in orders by such a customer, the interruption of certain supplier relationships, significant technological changes in the industry or customer requirements, the infringement or expropriation of proprietary intellectual property rights or patents, or the emergence of a major direct competitor could affect operating results adversely. In addition, a significant portion of Quickturn's revenue is derived from international sales; therefore, fluctuations of the U.S. dollar against foreign currencies or local economic conditions could adversely affect operating results.

   All marketable securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses on marketable securities classified as available-for-sale are reported as a separate component of stockholders' equity. Realized gains and losses on sales of all such investments are reported in earnings and computed using the specific identification cost method.

   Financial instruments which potentially subject Quickturn to a concentration of credit risk principally consist of cash and cash equivalents, marketable securities, accounts receivable and forward foreign exchange contracts used as accounting hedges.

   Quickturn sells products to companies in the electronics industry in North America, Asia-Pacific and Europe. To reduce credit risk, management performs ongoing credit evaluations of its customers' financial condition. Quickturn maintains reserves for potential credit losses on its trade accounts receivable which are uncollateralized. Quickturn has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area.

   Quickturn maintains its excess cash balances in a variety of financial instruments such as debt securities in various corporate institutions and securities backed by the U.S. government. Quickturn has not experienced any material losses in any of the instruments it has used for excess cash balances.

   Quickturn utilizes forward exchange contracts to hedge accounts receivable or firm sales denominated in Japanese yen to minimize the impact of foreign currency exchange rate fluctuations. For these contracts, risk reduction is assessed on a transaction basis and the contracts are designated and deemed effective as a hedge and have a high inverse correlation to the hedged item. Quickturn does not use any of these contracts for trading or speculative purposes. The premiums or discounts on the forward exchange contracts are amortized and recognized in other income over the terms of the contracts. Contracts that hedge against existing assets are marked to market at month-end with gains and losses recognized in other income to substantially offset the respective losses and gains recognized on the underlying exposures. Gains and losses on forward contracts that hedge against firm sales are deferred until the related sales are recognized. At December 31, 1998 and 1997, Quickturn had forward exchange contracts outstanding with notional value of $12.4 million and $5.2 million, respectively, and estimated fair value of a net liability of $1.6 million and a net asset of $400,000, respectively. Estimated fair values are based on established pricing models and prevailing market rates. These contracts require Quickturn to exchange Japanese yen for U.S. dollars and generally mature in twelve months or less.

   Quickturn limits the risk that counterparties to forward exchange contracts may be unable to perform by transacting only with major financial institutions. Quickturn also limits its risk of loss by entering into contracts that provide for net settlement on maturity.

   Translation of Foreign Currencies
   Effective January 1997, Quickturn changed the functional currency of its Japanese subsidiary from the U.S. dollar to the Japanese yen. As an independent operation with the local currency as its functional currency, effective 1997, the Japanese subsidiary translates its net assets at year-end exchange rates and its income and expense accounts at average rates in effect during the year. Adjustments resulting from these translations are reflected as foreign currency translation adjustment in the Stockholders' Equity section titled "Accumulated other comprehensive income (loss)."

   Prior to 1997, all of Quickturn's foreign subsidiaries, including Japan, were considered to be extensions of the U.S. operation having the U.S. dollar as their functional currency.

   Quickturn's other foreign subsidiaries consist of European subsidiaries incurring only selling and administrative costs, whose functional currency is the U.S. dollar, remeasure monetary assets and liabilities at year-end exchange rates and non-monetary items at historical rates. Income and expense accounts are remeasured at average rates, except for depreciation and cost of revenue which are remeasured at historical rates. Remeasurement gains and losses related to these subsidiaries are included in other income.

   Revenue Recognition
   Quickturn recognizes revenue from sales of its design verification products and services when all substantial conditions have been met, including shipment to the customer, fulfillment of acceptance terms, if any, and completion of all significant contractual terms. Maintenance revenue is deferred and recognized ratably over the term of the maintenance agreement, which is typically twelve months. Maintenance contracts are typically renewed annually. Warranty and similar costs related to post-contract customer support are accrued at the time of sale.

   Research and Development
   Research and development expenses are charged to operations as incurred.

   Cash Equivalents
   Highly liquid investments with original maturities of three months or less at the date of purchase are considered to be cash equivalents.

   Fair Value of Financial Instruments
   Carrying amounts of certain of Quickturn's financial instruments including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities. Based on borrowing rates currently available to Quickturn for loans with similar terms, the carrying values of the note payable and capital lease obligations approximate fair value. Estimated fair values for marketable securities (See Note 5---Marketable Securities) and forward exchange contracts (see Certain Risks and Concentrations, above) are based on quoted market prices for the same or similar instruments.

   Inventories
   Inventories are stated at the lower of cost (first-in, first-out method) or market. Quickturn's inventories include high technology parts and components that may be specialized in nature or subject to rapid technological obsolescence. While Quickturn has programs to minimize the required inventories on hand and considers technological obsolescence when estimating required reserves to reduce recorded amounts to market values, it is reasonably possible that such estimates could change in the near term.

   Depreciation and Amortization
   Fixed assets are stated at cost and are depreciated generally based on a straight-line method over the estimated useful lives of the assets, generally one to five years. Leasehold improvements are amortized based on a straight-line method over the shorter of the remaining lease term or the estimated useful life of the asset, generally two to seven years. Amortization of equipment under capital leases is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the related asset, typically three years. Intangibles comprise of patents and goodwill. Patents are included in other assets and are amortized on a straight-line basis over the term of the patents, generally from three to ten years. Goodwill, resulting from the purchase acquisition of Arkos and consisting of the excess of cost over the fair value of net assets acquired, is amortized on a straight-line basis over five years.

   Accrued Warranty
   Quickturn provides an accrual for future warranty costs based on the historical relationship of revenue to warranty costs incurred.

   Income Taxes
   Quickturn provides for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, measured at the tax rates that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

   Net Income (Loss) Per Share
   Effective in 1997, Quickturn adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). All prior-period earnings per share data presented have been restated to comply with SFAS
   128. The adoption of this standard did not have a material impact on Quickturn's earnings per share.

   Basic net income (loss) per share is calculated using the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is calculated using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of common stock issuable upon exercise of stock options and warrants (using the treasury stock method).

   Fiscal Year-end
   Effective in 1997, Quickturn changed its fiscal year to December 31 from a 52-week or 53-week year, ending on the last Sunday in December. The change had no significant impact on the current period results of operations. For purposes of presentation, Quickturn has indicated that its fiscal year ended on December 31 for 1996, although it operated on a 53-week fiscal year for 1996.

   Recent Accounting Pronouncements

   In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AcSEC") issued Statement of Position 98-4, "Deferral of the Effective Date of a provision of SOP 97-2" ("SOP 98-4"). SOP 98-4 defers for one year the application of certain provisions of Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"). Different informal and non-authoritative interpretations of certain provisions of SOP 97-2 have arisen and, as a result, the AcSEC issued Statement of Position 98-9 ("SOP 98-9") in December 1998 which is effective for periods beginning after March 15, 1999. SOP 98-9 extends the effective date of SOP 98-4 and provides additional interpretive guidance. Quickturn believes its revenue recognition policy is in compliance with the terms of these pronouncements.

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheets and measure those instruments at fair value. This statement becomes effective for fiscal years beginning after June 15, 1999. Quickturn is evaluating the requirements of SFAS 133 and the effects, if any, on Quickturn's current reporting and disclosures.

3. Business Combinations

   SpeedSim Merger
   In February 1997, Quickturn merged with SpeedSim, Inc. ("SpeedSim"), a provider of simulation software for the verification of digital logic designs (the "SpeedSim Merger"), for 2.8 million shares of Quickturn common stock. The merger was accounted for as a pooling of interests. Quickturn incurred direct transaction costs of $1.2 million associated with the merger, which were charged to operations during the quarter ended March 31, 1997. All financial information herein has been restated to include the results of operations of SpeedSim.

   Revenue and net income of the separate companies during the period preceding the SpeedSim Merger are presented below.
---------------------------------------------------------------
   (in thousands)

                                               Year Ended

                                               December 31, 1996
   Revenue
      Quickturn                                $   104,370
      SpeedSim                                       5,208
                                               -----------
    Combined                                   $   109,578
                                               ===========

   Net income
      Quickturn                                $    12,639
      SpeedSim                                       1,492
                                               -----------
    Combined                                   $    14,131
                                               ===========

   Arkos Acquisition
   In June 1997, pursuant to an asset purchase agreement among Quickturn, Synopsys, Inc. ("Synopsis") and Arkos Design, Inc. ("Arkos"), Quickturn purchased from Synopsys certain assets relating to Synopsys's emulation business, including all the outstanding capital stock of Arkos (the "Arkos Acquisition").

   The purchase price for the Arkos Acquisition was $16.7 million, consisting of $5.0 million cash, 500,000 shares of Quickturn common stock valued at $6.5 million, warrants valued at $3.0 million and liabilities assumed of $2.2 million. The warrants are exercisable for 1.0 million shares of Quickturn common stock at $13.34 per share and expire on June 14, 1999 .

   The acquisition was accounted for as a purchase. Accordingly, the purchase price of $16.7 million was allocated to assets and liabilities based on their estimated fair values as of the date of the acquisition as follows:
   -------------------------------------
   (in thousands)

   Margins on sales to Arkos customers         $     5,531
   In-process R&D                                    2,757
   Inventory                                         2,602
   Patents                                             541
   Fixed assets                                        100
                                               -----------
   Net fair value of assets and
    liabilities acquired                            11,531
   Goodwill                                          5,141
                                               -----------
    Total purchase price                       $    16,672
                                               ===========

   Margins on sales to Arkos customers of $5.5 million represents revenue of $7.4 million less cost of revenue of $1.9 million on sales to Arkos customers that were substantially completed at the date of the acquisition. These margins were charged to cost of revenue as the sales were completed.

   The in-process research and development acquired in the Arkos Acquisition related to an emulator designed to verify the functional logic of an application-specific computer chip. The main features that were expected to be applicable to Quickturn's products were the handling of bulk memory and the interface of C-language simulation with the emulator. At the date of the Arkos Acquisition, these technologies were not complete nor were they fully integrated into a useful product. These technologies were estimated to be 60% complete and it was further estimated that Quickturn would spend approximately $2.0 million to develop these technologies to a viable state. Quickturn planned to develop the Arkos technology with the goal of incorporating these two features into Quickturn's emulation products so that the resulting systems would better meet customer needs. Quickturn's research into the bulk memory handling capability determined that it would not yield an economically viable product, that the electronic interface to Quickturn's emulation systems would be too complicated and that the electronic signals would be dependent on certain Arkos architecture which was not transferable to the Quickturn systems. The feature regarding the C-language simulation interface to the emulator was found to provide no significant advantage over Quickturn's then-current approach of Quickturn's specialty interface language, Quickturn Emulation Language. Quickturn abandoned the Arkos technologies in early 1998. Management believes that there was no impact on future results of operations or financial position caused by the failure to develop the acquired technology. The in-process research and development was charged to operations in the third quarter of 1997.

   The patents and fixed assets are being amortized over three to five years.

   Goodwill of $5.1 million which represents the cost in excess of net assets acquired is being amortized on a straight line basis over five years.

   Additionally, in the third quarter of 1997, $2.0 million was charged to cost of revenue to reflect the obsolescence of Quickturn inventory caused by an anticipated shorter product life cycle of Quickturn System Realizer product resulting from the effect of Arkos related technology.

4. Restatement

   Quickturn has restated its accounting for the Arkos Acquisition as of December 31, 1997 and the year then ended. The financial statements have been restated to reflect a change in the allocation of the purchase price. Of the $18.0 million previously recognized as acquisition and merger charges, $10.1 million was reclassified to cost of revenue, $5.1 million was capitalized as goodwill and $2.8 million remains in Arkos-related acquisition and merger charges. As a result, the 1997 operating loss was reduced by $4.6 million. These adjustments resulted in a decrease in the benefit from income taxes of $2.2 million and a decrease in net loss of $2.4 million. In addition, the 1998 results, as a result of the recognition of the goodwill in 1997, reflect a charge of $1.0 million in amortization expense.

5. Marketable Securities

   At December 31, 1998 and 1997, all marketable securities are classified as available-for-sale and are summarized as follows:

   Marketable securities at December 31, 1998

   ---------------------------------------------------------------------------------------------
   (in thousands)                    Market     Cost        Unrealized Unrealized Net Unrealized

                                     Value      Basis       Gains      Losses     Gains(Losses)
                                     ---------  ----------  ---------  ---------  ----------
U.S. government debt securities      $     997  $    1,000  $    ---   $      (3) $       (3)
Municipal debt securities                8,248       8,189         59       ---           59
Corporate debt securities               24,441      24,372         99        (30)         69
                                     ---------  ----------  ---------  ---------  ----------
                                     $  33,686  $   33,561  $     158  $     (33) $      125
                                     =========  ==========  =========  =========  ==========


Marketable securities at December 31, 1997
---------------------------------------------------------------------------------------------
(in thousands)                         Market     Cost     Unrealized  Unrealized Net Unrealized
                                       Value      Basis      Gains       Losses   Gains(Losses)
                                     ---------  ----------  ---------  ---------  ----------
U.S. government debt securities      $  14,562  $   14,549  $      21  $      (8) $       13
Municipal debt securities               22,424      22,348         78         (2)         76
Corporate debt securities                1,559       1,560          2         (3)         (1)
                                     ---------  ----------  ---------  ---------  ----------
                                     $  38,545  $   38,457  $     101  $     (13) $       88
                                     =========  ==========  =========  =========  ==========

   At December 31, 1998 and 1997, all marketable debt securities classified as current had scheduled maturities of less than one year. Marketable debt securities classified as noncurrent had scheduled maturities of one to three years. During 1998, Quickturn realized a gain of $15,000 on sale of marketable securities.


6. Inventories

   Inventories comprise:
   ------------------------------------------------------------------
   (in thousands)                                     December 31,
                                                ---------------------
   Raw materials                                $    8,799  $   6,780
   Work in process                                   1,105      4,119
                                                ----------  ---------
                                                $    9,904  $  10,899
                                                ==========  =========
7. Fixed Assets

   Fixed assets comprise:
   ------------------------------------------------------------------
   (in thousands)                                    December 31,
                                                ---------------------
                                                  1998        1997
                                                ----------  ---------
   Equipment                                    $   23,780  $  23,070
   Furniture, fixtures & leasehold improvements      7,165      6,072
   Demonstration and rental equipment                1,561      1,698
                                                ----------  ---------
                                                    32,506     30,840
   Less accumulated depreciation & amortization    (20,973)   (19,722)
                                                ----------  ---------
                                                $   11,533  $  11,118
                                                ==========  =========

   Depreciation and amortization expense amounted to $6.7 million, $7.8 million and $8.2 million for the years ended December 31, 1998, 1997 and 1996, respectively.


   Fixed assets include equipment under capital leases as follows:
   ------------------------------------------------------------------
   (in thousands)
                                                     December 31,
                                                ---------------------
                                                   1998        1997
                                                ----------  ---------
   Cost                                         $       --  $     495
   Less accumulated amortization                        --       (389)
                                                ----------  ---------
                                                $       --  $     106
                                                ==========  =========

   The equipment under capital leases had been pledged as collateral for repayment of the related lease obligations.

8. Accrued Liabilities

   Accrued liabilities comprise:
   ------------------------------------------------------------------
   (in thousands)                                    December 31,
                                                ---------------------
                                                   1998       1997
                                                ----------  ---------
   Accrued payroll and related items            $    8,129  $   7,218
   Income taxes payable                              2,107      5,789
   Accrued legal expenses                            3,353      1,474
   Other accrued liabilities                         7,693      5,870
                                                ----------  ---------
                                                $   21,282  $  20,351
                                                ==========  =========

9. Bank Borrowing Arrangements

   Quickturn has an unsecured revolving line of credit of $5.0 million which provides for borrowings through June 1, 1999. Borrowings under this agreement bear interest at the bank's prime rate (7.75% at December 31, 1998). The agreement is subject to certain restrictive covenants which include achieving annual profitability, and meeting certain financial ratios and minimum tangible net worth requirements. The agreement also prohibits the payment of cash dividends. At December 31, 1998, Quickturn was in compliance with the agreement, except for the annual profitability covenant, which was waived for the year ended December 31, 1998. No funds have been drawn against the line of credit.

10.Short Term Debt

   Capital Lease Obligations
   At December 31, 1998 and 1997, Quickturn had equipment lease obligations of none and $495,000 at interest rates varying from 8.7% to 9.4%, respectively.

   Future minimum lease payments under these equipment lease arrangements were none and $510,000 of which $15,000 represented interest, at December 31, 1998 and 1997, respectively.

   Note Payable
   At December 31, 1998 and 1997, Quickturn had an uncollateralized note payable of none and $600,000, respectively. The note had an original principal balance of $3.0 million at interest rate of 4% per annum, payable quarterly.

11.Commitments

   Quickturn leases its operating facilities under noncancellable operating leases with terms greater than one year. At December 31, 1998, future minimum rent payments under these leases are as follows:
   ----------------------------------------------------------------------------
   (in thousands)                               Year ending
                                                December 31,
                                                ----------
   1999                                         $    4,978
   2000                                              4,189
   2001                                              3,712
   2002                                              3,796
   2003                                              3,526
   Thereafter                                        2,138
                                                ----------
                                                $   22,339
                                                ==========

   Rent expense related to the facilities and various equipment leases was $4.3 million, $2.7 million and $1.6 million for the years ended December 31, 1998, 1997 and 1996, respectively.

   Certain lease obligations were collateralized by restricted deposits at December 31, 1998 and 1997 of $19,000 and $73,000, respectively, which are included in other assets.

12.Stockholders' Equity

   Employee Stock Purchase Plan
   As of December 31, 1998, Quickturn had reserved 381,748 shares of common stock for issuance under the Employee Stock Purchase Plan ("ESPP"). Shares are purchased through employees' payroll deductions at exercise prices equal to 85% of the lesser of the fair market value of Quickturn's common stock at either the first day of an offering period or the last day of such offering period. Shares issued under the ESPP in 1998, 1997 and 1996 were 197,554, 176,733 and 198,117, respectively.

   Stock Option Plans
   As of December 31, 1998, Quickturn had reserved 4,374,231 shares of common stock for issuance under various stock option plans. Except for the 1994 Outside Director Stock Option Plan, which provides for automatic grants to non-employee directors, the board of directors may, under these plans, issue incentive stock options to employees and nonstatutory stock options to employees or paid consultants of Quickturn at prices no less than fair market value for incentive and 85% of fair market value for nonstatutory stock options. The options are exercisable at times and in increments as specified by the board of directors. Options generally vest over four years and expire ten years from date of grant. Options are exercisable prior to vesting, however such unvested shares are subject to repurchase by Quickturn at their original cost. At December 31, 1998, there were no shares subject to repurchase.

In accordance with Accounting Principles Board Opinion No. 25 ("APB"), Quickturn recognized $825,000 of deferred compensation in 1996, which is being amortized over the vesting period of the related options. The amortization expense for the years ended December 31, 1998, 1997 and 1996 was $144,000, $196,000 and $56,000,
respectively.

In June 1998, Quickturn offered to all employees the opportunity to cancel outstanding stock options with exercise prices in excess of $7.44 per share (the fair market value of the common stock at that time) in exchange for options exercisable at $7.44 per share which were otherwise identical to the cancelled options except for a one-year extension of the original vesting term. Options to purchase 1,546,503 shares of common stock at original exercise prices ranging from $7.81 to $19.00 per share were exchanged and are included above as 1998 grants and terminations. Furthermore, Quickturn amended its stock option plans to require stockholders' approval of future repricings of stock options.

Information with respect to activity under these stock option plans is set forth below:
--------------------------------------------------------------------------------
(amounts in thousands, except share data)

                                                                         Outstanding Options
                               Shares                ---------------------------------------------------------
                             Available    Options       Number          Price       Aggregate    Weighted Avg.
                             for Grant    Exercised   of Shares       Per Share       Price      Exercise Price
                             ----------   ---------   ----------   ----------------  --------    --------------
Balance, December 31, 1995    1,024,224   1,013,747    2,456,151   $ 0.19 - $ 13.25  $ 12,331          $   5.02
 Additional shares reserved   1,000,000           -            -                  -         -                 -
 Options granted             (1,436,110)          -    1,436,110   $ 0.19 - $ 19.00    15,206          $  10.59
 Options exercised                    -     333,688     (333,688)  $ 0.30 - $ 11.63    (1,166)         $   3.49
 Options terminated             363,852           -     (363,852)  $ 0.50 - $ 13.25    (3,302)         $   9.08
 Options retired                      -           -         (117)  $ 0.64 - $  0.64         -          $   0.64
                             ----------   ---------   ----------                     --------
Balance, December 31, 1996      951,966   1,347,435    3,194,604   $ 0.19 - $ 19.00    23,069          $   7.22
 Additional shares reserved   1,000,000           -            -                  -         -                 -
 Options granted               (751,097)          -      751,097   $ 2.83 - $ 18.63     8,617          $  11.47
 Options exercised                    -     389,156     (389,156)  $ 0.19 - $ 13.50    (1,406)         $   3.61
 Options terminated             267,791           -     (267,791)  $ 6.13 - $ 19.00    (3,330)         $  12.44
 Options retired                      -           -      (14,354)  $ 0.19 - $  6.30       (33)         $   2.30
                             ----------   ---------   ----------                     --------
Balance, December 31, 1997    1,468,660   1,736,591    3,274,400   $ 0.19 - $ 19.00    26,917          $   8.22
 Options granted             (2,398,657)          -    2,398,657   $ 7.44 - $ 14.63    18,084          $   7.54
 Options exercised                    -     307,545     (307,545)  $ 0.19 - $ 13.50    (1,086)         $   3.53
 Options terminated           1,706,261           -   (1,706,261)  $ 0.64 - $ 19.00   (20,566)         $  12.05
 Options retired                      -           -      (61,284)  $ 0.64 - $  7.81      (388)         $   6.33
                             ----------   ---------   ----------                     --------
Balance, December 31, 1998      776,264   2,044,136    3,597,967   $ 0.19 - $ 14.63  $ 22,961          $   6.38
                             ==========   =========   ==========                     ========

At December 31, 1998, 1997 and 1996 requested options to purchase 1,544,919, 1,657,860 and 1,251,457 shares, respectively, were unexercised.

    The following table summarizes information with respect to stock options outstanding at December 31, 1998:
    ----------------------------------------------------------------------------

                           Options Outstanding                           Options Exercisable
                  -----------------------------------------------   ------------------------------
                    Number        Weighted Avg.      Weighted Avg.     Number        Weighted Avg.
  Range of        Outstanding      Remaining            Exercise      Exercisable        Exercise
Exercise Prices   at 12/31/98  Contractual Life (Yrs.)  Price       at 12/31/98           Price
----------------  -----------  ---------------------   ---------    ------------     ------------
$  0.19 - $ 2.00     622,025          4.49               $ 1.44        572,508           $ 1.46
$  4.00 - $ 7.00     421,747          5.12               $ 6.04        419,388           $ 6.04
$  7.44 - $ 7.44   2,139,205          9.43               $ 7.44        393,340           $ 7.44
$  7.50 - $ 10.50    355,890          8.31               $ 7.86        134,298           $ 7.96
$ 12.13 - $ 14.6      59,100          8.24               $13.64         25,385           $13.35
                   ---------                                         ---------
$  0.19 - $ 14.63  3,597,967          7.93               $ 6.38      1,544,919           $ 4.96
                   =========                                         =========

    Quickturn accounts for its stock option and employee stock purchase plans in accordance with APB 25 and related interpretations. The following information concerning such plans is provided in accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation."

    Quickturn has estimated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model using no expected dividends and the following weighted average assumptions:


                                                    Stock Options
                                             ------------------------------
                                                Year Ended December 31,
                                             ------------------------------
                                             1998        1997          1996
                                             ----        ----          ----
Expected life (years)                        4.44        4.07          4.39
Expected volatility                            70%         80%           70%
Risk-free interest rate                      5.50%       6.16%         6.25%

    The weighted average fair values of those stock options granted in 1998, 1997 and 1996 were $4.46, $7.24 and $8.43, respectively.

    Quickturn has also estimated the fair value of the purchase rights issued under its ESPP using the Black-Scholes option pricing model using no expected dividends and the following weighted average assumptions:


                                              Employee Stock Purchase Plan
                                             ------------------------------
                                                Year Ended December 31,
                                             ------------------------------
                                             1998        1997          1996
                                             ----        ----          ----
Expected life (years)                       1.08            1.25         1.25
Expected volatility                           70%             80%          70%
Risk-free interest rate                     4.58%           5.84%        5.84%

    The weighted average fair value of those purchase rights granted in 1998, 1997 and 1996 were

    $4.57, $6.14 and $5.15, respectively.

    The following pro forma income information has been prepared in accordance with the provisions of SFAS 123:
    ----------------------------------------------------------------------------
    (amounts in thousands except per share data)

                                                            1998           1997          1996
                                                           -------       --------       -------
Net income (loss) - pro forma                              $(9,834)      $ (5,027)      $12,430

Basic net income (loss) per share - pro forma              $ (0.55)      $  (0.29)      $  0.76

Diluted net income (loss) per share - pro forma            $ (0.55)      $  (0.29)      $  0.69

    The above pro forma effects on net income (loss) may not be representative of the effects on net income for future years as option grants typically vest over several years and additional options are generally granted each year.

    Warrants
    At December 31, 1998, warrants to purchase 1.2 million shares of common stock were outstanding and exercisable at prices ranging from $13.34 to $30.00 per share. These included warrants to purchase 1.0 million shares issued in connection with the Arkos Acquisition. See "---Note 3 of Notes to Consolidated Financial Statements." The warrants expire over periods ranging from 6 months to 2 years.

    Stock Repurchase Program
    In April 1998, the board of directors authorized the repurchase of shares of Quickturn's common stock, at management's discretion, for total expenditures of up to $10 million. Shares repurchased under this program are expected to be used for issuance upon exercise of employee stock options previously granted or to be granted in the future under the Company's employee stock plans, thereby reducing the potential dilution that might otherwise result from such exercises. Quickturn's repurchases of shares of common stock are recorded as "Treasury stock at cost" and result in a reduction of Stockholders' Equity. As of December 31, 1998, 195,000 shares of common stock at an average per share cost of $7.49 had been repurchased under this Stock Repurchase Program.

    Stock Option Grant to Cadence
    In December 1998, in association with Quickturn's merger agreement with Cadence Design Systems, Inc. ("Cadence"), Cadence was granted an option to purchase Quickturn common stock. The option permits Cadence to purchase up to 3,619,100 shares of Quickturn common stock at a cash exercise price of $14 per share. This total number of shares issuable upon exercise of the option represents 19.99% of the Quickturn common stock outstanding on December 8, 1998, not including the option shares.

    Cadence may exercise the option, in whole or in part, if the merger agreement is terminated in a manner obligating Quickturn to pay liquidated damages of $10,557,000. Cadence may exercise the option until the 12 month anniversary of the date on which the merger agreement has been terminated. In any event, Cadence may not exercise the option if it has willfully and significantly breached the merger agreement.

    If before the option expires any third party acquires or agrees to acquire 30% or more of the outstanding shares of Quickturn common stock, or Quickturn enters into an agreement with any person other than Cadence providing for an acquisition of Quickturn or any significant part of its asssets, then Cadence, instead of exercising the option, will have the right to receive in cancellation of the option cash equal to:

    1. the lesser of a specified spread between the market value of a share of Quickturn common stock, or equivalent if there has been a sale of Quickturn assets, and the exercise price of the option and $3.8890884474 multiplied by

    2.  the number of Quickturn shares then covered by the option.

    The economic benefit that Cadence may derive under the option agreement is limited to $14,075,000 less the amount of liquidated damages Quickturn has paid it under the merger agreement. The option may not be exercised for a number of Quickturn shares as would, at exercise, result in Cadence's receiving a total value exceeding this amount. Any amount Cadence receives in excess of $14,075,000 must be paid to Quickturn.

    If Cadence has acquired Quickturn shares upon exercise of the option, then, at any time during the period that begins 13 months after the exercise and ends 25 months after the exercise, Quickturn may require Cadence to sell to Quickturn any of these shares still held by Cadence. The per share purchase price will be the higher of:

    . the exercise price of the option, less any dividends paid on the option shares to be repurchased by Quickturn, plus an amount representing an annual return of 15% of the exercise price of the option and

    . the average of the high and low trading prices of Quickturn common stock for the 30 trading day period ending one day before Quickturn delivers notice to Cadence of Quickturn's intent to purchase the option shares.

    Preferred Shares Rights Agreement
    On January 10, 1996, Quickturn's board of directors declared a dividend of one Quickturn stockholder right for each outstanding share of Quickturn common stock which are evidenced by and trade with the Quickturn common stock certificates. Quickturn will mail rights certificates to its stockholders and the stockholder rights will become transferable apart from the Quickturn common stock upon the earlier of:

    . the tenth day or such later date as may be determined by a majority of the Quickturn's board of directors not affiliated with the acquiring person or group after such person or group acquires beneficial ownership of 15% or more of Quickturn's common stock or

    . the tenth day or such later date as may be determined by the directors not affiliated with the acquiring person or group after such person or group announces a tender or exchange offer, the completion of which would result in ownership by a person or group of 15% or more of Quickturn common stock.

    After either event listed above occurs, Quickturn stockholder right holders may purchase, for $50, a fraction of a share of Quickturn preferred stock with economic terms similar to one share of Quickturn common stock. If an acquiror obtains 15% or more of Quickturn's common stock other than from a tender offer deemed adequate and in the best interests of Quickturn and its stockholders by the Quickturn board of directors, thereby becoming a "Quickturn Acquiring Person," then each Quickturn stockholder right other than those owned by a Quickturn Acquiring Person or its affiliates will entitle the holder thereof to purchase, for the exercise price, a number of shares of Quickturn's common stock having a then current market value of twice the exercise price (a "Flip- In"). If, after the first date of public announcement that someone has become a Quickturn Acquiring Person, Quickturn merges with or into another entity or Quickturn sells more than 50% of its assets or earning power, then each Quickturn stockholder right other than Quickturn stockholder rights owned by a Quickturn Acquiring Person or its affiliates will entitle the holder thereof to purchase, for the exercise price, Quickturn common stock of the person engaging in the transaction with a then current market value of twice the rights' exercise price in most circumstances unless the transaction satisfies is consummated with a person who acquired shares pursuant to a tender offer deemed adequate and in the best interests of Quickturn and its stockholders by the Quickturn's board of directors in which case the rights will expire (a "Flip-Over").

    At any time after an event triggering the Flip-In or Flip-Over rights and prior to the acquisition by the Quickturn Acquiring Person of 50% or more of the outstanding shares of Quickturn common stock, the Quickturn board of directors may exchange the Quickturn stockholder rights, other than Quickturn stockholder rights owned by the Quickturn Acquiring Person or its affiliates,into one share of Quickturn common stock per Quickturn stockholder right. Quickturn stockholder rights are redeemable at Quickturn's option for $0.01 per Quickturn right at any time on or before the date the rights separate from the Quickturn common stock.

    The Quickturn stockholder rights expire on the earliest of January 10, 2006 or exchange, redemption or expiration of the Quickturn stockholder rights. The terms of the Quickturn stockholder rights and Quickturn's "poison pill" rights plan may be amended without Quickturn stockholder approval on or prior to the date on which the rights separate from the Quickturn common stock, after which stockholder approval is required except to cure any ambiguities or to make changes which do not negatively affect the interests of Quickturn stockholder rights holders other than the Quickturn Acquiring Person. Quickturn stockholder rights do not have any voting rights but have the benefit of certain customary anti-dilution provisions.

    On December 8, 1998, in connection with the merger with Cadence, the Quickturn board of directors amended Quickturn's poison pill rights plan to provide that neither Cadence's entering into the merger agreement, the option agreement or the merger, nor Cadence's exercise of its option will cause the Quickturn stockholder rights to become exercisable or cause Cadence to become a beneficial owner of 15% or more of Quickturn common stock for purposes of its poison pill rights plan.

13. Income Taxes

    Income before taxes and details of the income tax provision consist of the following:
    ----------------------------------------------------------------------------

(in thousands)
                                                                       Year Ended December 31,

                                                                  ----------------------------------
                                                                    1998         1997         1996
                                                                  --------     --------     --------

Domestic income (loss) before taxes                               $(13,388)     $(7,186)     $18,856

Foreign income before taxes                                            768          522          996

                                                                  --------     --------     --------
 Income (loss) before taxes                                       $(12,620)     $(6,664)     $19,852

                                                                  ========     ========     ========
Income tax provision (benefit)
Federal
 Current payable (net of benefit from
  utilization of net operating loss
  carryforwards of none, none and $1,292
  for 1998, 1997 and 1996, respectively)                          $ (2,240)     $   703      $ 5,235

 Deferred                                                           (2,606)      (4,270)        (678)
                                                                  --------     --------     --------

                                                                    (4,846)      (3,567)       4,557
                                                                  --------     --------     --------

State
 Current payable                                                        46          365          692

 Deferred                                                           (1,277)        (849)        (103)
                                                                  --------     --------     --------

                                                                    (1,231)        (484)         589
                                                                  --------     --------     --------

Foreign
 Current payable                                                       315          365          575
                                                                  --------     --------     --------

  Income tax provision (benefit)                                  $ (5,762)     $(3,686)     $ 5,721

                                                                  ========     ========     ========

    The items accounting for the difference between income taxes (benefits) computed at the federal statutory rate and the provision (benefit) for income taxes are as follows:
    ---------------------------------------------------------------------------

                                                                        Year Ended December 31,
                                                                  ----------------------------------
                                                                    1998         1997         1996
                                                                  --------     --------     --------
Income tax (benefit) at statutory rate                              (35.0%)      (35.0%)       35.0%
State income taxes, net of federal benefit                           (8.1%)      (11.3%)        5.5%
Change in valuation allowance                                          --           --         (9.5%)
Tax exempt interest                                                  (1.9%)         --           --
Benefit of foreign sales corporation                                   --         (3.2%)       (3.0%)
Nondeductible expenses                                                4.0%          --          0.5%
Foreign taxes                                                         1.3%         1.6%         1.4%
Research and development and
 business tax credits                                                (6.2%)      (12.2%)       (3.7%)
Other                                                                 0.2%         4.8%         2.6%
                                                                  --------     --------     --------
 Effective tax provision (benefit) rate                             (45.7%)      (55.3%)       28.8%
                                                                  ========     ========     ========

The effective income tax provision rate in 1996 was impacted by a reduction in Quickturn's valuation allowance against deferred tax assets of $1.9 million.

The components of the net deferred tax assets are:
--------------------------------------------------------------------------------
(in thousands)
                                                              December 31,
                                                         ---------------------
                                                           1998         1997
                                                         --------     --------
Accrued vacation and bonus                               $    293     $    391
Reserve for inventories                                     5,795        4,386
Depreciation expense                                        1,829        1,806
Deferred revenue                                              206        1,129
Other liabilities and reserves                                537        2,053
Net operating loss carryforward                             1,672        2,049
Research and development and other tax credits              8,018        2,653
                                                         --------     --------
 Net deferred tax assets                                 $ 18,350     $ 14,467
                                                         ========     ========

Quickturn's income taxes currently payable for both federal and state purposes have been reduced by the tax benefit derived from the disqualifying dispositions of incentive stock options and the exercise of nonqualified stock options. The benefit, which totaled $369,000 and $860,000 in 1998 and 1997, respectively, was credited directly to additional paid-in-capital.

At December 31, 1998, Quickturn had approximately $3.6 million and $6.0 million of federal and state net operating loss carryforwards, respectively, and federal and state tax credit carryforwards of $5.9 million and $2.1 million, respectively. The carryforwards expire in 2003 through 2018, if not utilized. A portion of Quickturn's federal net operating loss and tax credit carryforwards is subject to an annual limitation of approximately $1.2 million.

14. Earnings per Share

    Basic and diluted earnings per share were calculated as follows:
    ----------------------------------------------------------------------------
    (amounts in thousands except per share data)

                                                                   Year Ended December 31,
                                  --------------------------------------------------------------------------------------------
                                              1998                            1997                          1996
                                  -----------------------------  ------------------------------ ------------------------------
                                     Net              Per share     Net               Per share    Net               Per share
                                    Loss     Shares     Amount     Loss     Shares     Amount    Income    Shares     Amount
                                  --------  --------  ---------  --------  --------  ---------- --------  --------  ----------

Net income (loss)                  ($6,858)                       ($2,978)                       $14,131

Basic EPS
Net income (loss) available to
 common stockholders               ($6,858)   17,802    ($0.39)   ($2,978)   17,110      ($0.17) $14,131    16,323       $0.87
                                                        =======                          =======                         =====

Effect of dilutive securities
Options                                  -         -                    -         -                    -     1,554
Warrants                                 -         -                    -         -                    -        35
                                  --------  --------             --------  --------             --------  --------
                                         -         -                    -         -                    -     1,589
 Diluted EPS
 Net income (loss) available to
  common stockholders plus
  assumed conversions              ($6,858)   17,802    ($0.39)   ($2,978)   17,110      ($0.17) $14,131    17,912       $0.79
                                  ========  ========  =========  ========  ========  ========== ========  ========  ==========

During 1998 and 1997, options to purchase 1,247,365 and 1,547,522 shares, respectively, and warrants for no and 50,802 shares, respectively, were outstanding but were not included in the computation of diluted EPS because their inclusion would have an anti-dilutive effect on the net loss per share. During 1998, 1997 and 1996, options to purchase 573,008, 174,118 and 73,281 shares were outstanding, but were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares. During 1998 warrants for 1,200,000 shares and during 1997 and 1996 warrants for 200,000 shares were outstanding but were not included in the computation of diluted EPS because the exercise price of the warrants was greater than the average market price of the common shares. At the end of 1998, anti-dilutive options for 13,600 shares and anti-dilutive warrants for 200,000 shares were still outstanding.

15. Business Segments and Major Customers

    Quickturn operates in a single industry segment encompassing the development, manufacture, sale and support of system-level verification solutions for the design of computer chips and electronic systems.

    Quickturn's top ten customers represented 60%, 43% and 52% of total revenue for the years ended December 31, 1998, 1997 and 1996, respectively. In the years ended December 31, 1998 and 1996, sales to one customer, Fujitsu, were $14.7 million or 14% of Quickturn's total revenue, and $13.1 million or 12% of Quickturn's total revenue, respectively. In the year ended December 31, 1997, no customer individually constituted more than 10% of Quickturn's total revenue.

    Quickturn markets its products to customers in North America, Asia-Pacific and Europe, and offers technical support, design consulting services, training, hardware maintenance and software upgrades to its customers. Products and services are marketed through a direct sales force in North America, Japan, Europe and Israel. Quickturn also maintains distributorship relationships in Korea, Singapore and Taiwan.

    Revenue information by geographic region is as follows:
    ---------------------------------------------------------------------------
    (in thousands)

                          Year Ended December 31,
                      ------------------------------
                        1998       1997       1996
                      --------   --------   --------
    U.S.              $ 62,662   $ 71,056   $ 69,406
    Japan               22,706     23,136     22,189
    Other               18,741     16,212     17,983
                      --------   --------   --------
                      $104,109   $110,404   $109,578
                      ========   ========   ========


    Revenue has been allocated to countries on the basis of location in which sales were originated.

    Identifiable assets of foreign operations are not significant. The net income (loss) for all periods presented are derived primarily from Quickturn's U.S. operations.

16. Employee Benefit Plans

    Quickturn maintains 401(k) savings plans to provide retirement benefits through tax deferred salary deductions for all its employees. Quickturn may make discretionary contributions, as determined by the board of directors, which cannot exceed a percentage of the annual aggregate salaries of those employees eligible to participate. Quickturn made total contributions to the plans of $570,000, $497,000 and $394,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

17. Contingencies

    Legal Proceedings

    In January 1996, Quickturn filed a complaint with the International Trade Commission (the "ITC") in Washington, DC, seeking to stop unfair importation of logic emulation systems manufactured by Meta Systems ("Meta"), a French subsidiary of Mentor Graphics Corporation ("Mentor"). In the complaint, Quickturn alleges that Mentor's hardware logic emulation systems infringe Quickturn's patents. In December 1997, the ITC issued: (1) a Permanent Limited Exclusion Order which permanently prohibits the importation of infringing hardware logic emulation systems, subassemblies or components manufactured by Mentor and/or Meta, and (2) a Permanent Cease and Desist Order permanently prohibiting Mentor from, among other things, selling, offering for sale or advertising the same hardware logic emulation devices. The ITC's two orders remain in effect until April 28, 2009, the latest expiration date of Quickturn's patents involved in the investigation.

    Quickturn is also engaged in a Federal District Court case with Mentor and Meta involving five of Quickturn's patents. Quickturn has pending actions against Mentor and Meta for infringement of the five patents, and Mentor and Meta are seeking a declaratory judgment of non-infringement and unenforceability of the five patents in dispute, and of invalidity of two of those patents. In June 1997, Quickturn filed a motion for preliminary injunction, asking the District Court to prohibit Mentor from manufacturing, assembling, marketing, loaning or otherwise distributing emulation products and components in the United States, which products and components infringe certain claims in Quickturn's U.S. Patent No. 5,036,473. On August 1, 1997, the U.S. District Court in Oregon granted Quickturn's motion for a preliminary injunction against Mentor's domestic emulation activities. The Federal Circuit Court of Appeals affirmed the Oregon District Court's decision on August 5, 1998. The Oregon action is presently set for a bench trial in April 1999 with respect to Mentor's allegations of patent unenforceability. A jury trial on the remaining liability and damages issues has been set for June 1999.

    In November 1996, Aptix Corporation ("Aptix") filed a suit against Quickturn, in the U.S. District Court, the Northern District of California, San Jose Division, alleging various violations of the antitrust laws and unfair competition. Aptix sought preliminary damages of $5 million, an order dedicating to the public all patents acquired by the Company, and an injunction prohibiting Quickturn from acquiring further patents in the field of hardware emulation and from enforcing its patents against competitors. The District Court granted a summary judgment motion in favor of Quickturn and dismissed the case. Aptix requested the Court to reconsider its decision and dismissal, but the Court denied Aptix's request.

    Aptix has appealed the dismissal to the Ninth Circuit Court of Appeals.

    In October 1997, Quickturn filed a complaint in the German District Court of Dusseldorf against Mentor's German subsidiary, Mentor Graphics
    (Deutschland) GmbH, alleging infringement of the German part of Quickturn's European Patent No. 0 437 491 B1. After two preliminary hearings in which procedural matters were discussed, the parties have submitted their briefs to the court. The Main Court hearing for this action was held on March 16, 1999, and the court's decision will be issued on April 29, 1999.

    On March 19, 1999, Quickturn's patent counsel in Germany received official service of a Nullification Complaint, filed by Mentor Graphics (Deutschland) GmbH, in the German Federal Patent Court located in Munich. The Nullification Complaint seeks to have certain claims of Quickturn's European Patent EP 0 437 491 declared void with respect to the sovereign territory of the Federal Republic of Germany. Quickturn's initial response to this complaint is due by April 19, 1999.

    In February 1998, Aptix and Meta filed a lawsuit against Quickturn, in the U.S. District Court, the Northern District of California, alleging infringement of a U.S. patent owned by Aptix and licensed to Meta. Quickturn named Mentor as a party to this suit and filed a counter claim requesting the Court to declare the Aptix patent to be unenforceable based on inequitable conduct during the prosecution of the patent. Quickturn also filed a counter claim against Aptix, Meta and Mentor for abuse of process, based on Aptix, Meta and Mentor's submission of falsified evidence relating to the date of invention of the technology described in the Aptix patent. Quickturn is seeking $10 million in damages from Mentor, Meta and Aptix for their abuse of process. The case is set for trial in January 2000.

    In October 1998, Quickturn filed a complaint in the District Court of Paris, France, against Mentor Graphics (France) SARL, Mentor Graphics (Netherlands) BV, Meta Systems (France), and M2000 (France) S.A. for infringement of the French part of Quickturn's European Patent No. 0 437 491 B1. This case has only recently been initiated, and no schedule has been set for determining its final disposition.

    Quickturn has mounted vigorous defenses against Aptix and Meta's patent infringement claim. The outcome of these actions cannot be predicted with certainty.

    On August 12, 1998, a subsidiary of Mentor Graphics Corporation initiated an unsolicited tender offer (the "Tender Offer") to purchase all outstanding shares of Quickturn's common stock. Even though the Tender Offer was subsequently withdrawn on January 8, 1999, Quickturn is still engaged in legal proceedings in connection with the Tender Offer. The outcome of these lawsuits cannot be predicted with certainty.

    Quickturn is engaged in certain other legal and administrative proceedings incidental to its normal business activities. While it is not possible to determine the ultimate outcome of these actions at this time, management believes that any liabilities resulting from such proceedings, or claims which are pending or known to be threatened, will not have a material adverse effect on Quickturn's consolidated financial position or results of operations.

    Retention Plan
    In September 1998, Quickturn implemented two retention plans, the Management Retention Plan (the "Management Plan") and the Employee Retention Plan (the "Employee Plan") that provide retention and severance benefits to the employees of Quickturn if there is a change in control of Quickturn and, as a result, the employees are involuntarily terminated without cause, or, in the case of the Management Plan, are constructively terminated, within twelve months following the change of control. Pursuant to the plans, a change in control occurs when any person or entity becomes the beneficial owner of 50% or more of Quickturn's common stock, or when there is a change in the composition of the board of directors within a two-year period resulting in a fewer than majority of the directors being incumbent directors. The amount of severance benefits is governed by the individual plans and ranges from three months to two and a half years of salary and/or other remuneration. The Management Plan applies only to designated executive officers and vice presidents, while the Employee Plan applies to all employees who are not participants in the Management Plan. The maximum contingent liability under these agreements at December 31, 1998, assuming termination of 100% of Quickturn's employees was approximately $15 million.

    Liquidated Damages and Expenses Payable to Cadence
    If Quickturn's merger agreement with Cadence is terminated under certain conditions, Quickturn has agreed to pay Cadence $10,557,000 as liquidated damages. The conditions are:
    . If Quickturn terminates its merger with Cadence because Quickturn's board of directors receives a superior proposal and responds in a way permitting termination.
    . If Cadence terminates the merger because Quickturn's board recommends that Quickturn's stockholders approve a transaction other than the merger with Cadence, or Quickturn's board no longer recommends Quickturn's merger with Cadence, or Quickturn ceases attempts to convene a stockholders' meeting to approve the merger with Cadence.
    . If Cadence terminates the merger because of a significant breach by Quickturn, and within a year of termination, Quickturn enters into another agreement for the sale of a substantial interest in Quickturn or of Quickturn's business, with a third party with whom Quickturn had been in contact before Quickturn's merger agreement with Cadence had been terminated.
    . If Quickturn or Cadence terminates the merger because the requisite vote is not obtained at the Quickturn stockholders' meeting and at the time of the meeting another offer for Quickturn existed or is expected.

    In addition, Quickturn has agreed to pay Cadence $3.5 million as reimbursement of its fees and expenses under circumstances that include but are not limited to:
    . If Quickturn terminates the merger agreement because Quickturn had failed to obtain stockholder approval of the merger with Cadence, or the Quickturn board received a superior proposal and responded in a way that permitted termination of the merger with Cadence.
    . If Cadence terminates the merger agreement because Quickturn does not satisfy certain terms of the merger agreement or if a Quickturn stockholder meeting to vote on the merger is held but stockholders' approval is not obtained.

18. Comprehensive Income (Loss)
    Effective in the first quarter of 1998, Quickturn adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). Comprehensive income generally represents all changes in stockholders' equity except those resulting from contributions by or disbursements to stockholders. Quickturn has reclassified earlier financial statements for comparative purposes. The adoption of this standard did not have a material impact on Quickturn's results of operations.


    Changes in accumulated other comprehensive income (loss) balances are as follows:
    ----------------------------------------------------------------------------

                                               Foreign    Net Unrealized   Accumulated
                                              Currency        Gain on         Other
                                            Translation     Marketable    Comprehensive
    (in thousands)                           Adjustment     Securities     Income (Loss)
    ------------------------------------------------------------------------------------
    Balance, December 31, 1996              $        --   $           10  $           10
     Other comprehensive income (loss)             (653)              78            (575)
                                            -----------   --------------  --------------
    Balance, December 31, 1997              $      (653)  $           88  $         (565)
     Other comprehensive income                     820               37             857
                                            -----------   --------------  --------------
    Balance, December 31, 1998              $       167   $          125  $          292
                                            ===========   ==============  ==============

19. Subsequent Event
    In December 1998, Quickturn's board of directors unanimously approved a definitive merger agreement with Cadence. Under the merger agreement, as amended in January 1999, Cadence will acquire Quickturn in a tax-free, stock-for-stock transaction with an aggregate purchase price of approximately $271 million, and Quickturn will become a wholly-owned subsidiary of Cadence. Pursuant to the terms of the amended merger agreement, Quickturn's stockholders will receive Cadence's common stock with a value of $15 per share for each share of Quickturn's common stock owned. The merger is subject to certain conditions, including compliance with applicable regulatory requirements, and approval by Quickturn's shareholders. The merger will be accounted for under the pooling of interests method and the transaction is expected to be closed in the second quarter of 1999.

    In January 1999, Mentor withdrew its unsolicited tender offer initiated in August 1998. Additionally, Mentor withdrew its request for a Special Meeting of Quickturn Stockholders scheduled for January 1999, and withdrew its proposed slate of director nominees and related proposals that were scheduled to be voted on at the Special Meeting.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29/th/ day of March 1999.

                              Quickturn Design Systems, Inc.

                              By:    /s/   RAYMOND K. OSTBY
                                    -----------------------
                                    Raymond K. Ostby,
                                    Vice President, Finance and Administration,
                                    Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on March 29, 1999 on behalf of the Registrant and in the capacities indicated:


      Signatures                             Title
  ------------------------        ---------------------------------------


/s/   KEITH R. LOBO               President and Chief Executive Officer
--------------------------        (Principal Executive Officer)
      Keith R. Lobo


/s/   RAYMOND K. OSTBY            Vice President, Finance and
--------------------------        Administration, Chief Financial Officer
      Raymond K. Ostby            and Secretary (Principal Financial and
                                  Accounting Officer)

/s/   GLEN M. ANTLE               Chairman of the Board
--------------------------
      Glen M. Antle

/s/   RICHARD C. ALBERDING        Director
--------------------------
      Richard C. Alberding

/s/   MICHAEL R. D'AMOUR          Director
--------------------------
      Michael R. D'Amour

/s/   WILLIAM A. HASLER           Director
--------------------------
      William A. Hasler

/s/   DR. YEN-SON (PAUL) HUANG    Director
------------------------------
      Dr. Yen-Son (Paul) Huang

/s/   CHARLES D. KISSNER          Director
--------------------------
      Charles D. Kissner

/s/   DR. DAVID K. LAM            Director
--------------------------
      Dr. David K. Lam

                       REPORT OF INDEPENDENT ACCOUNTANTS

Our report on the consolidated financial statements of Quickturn Design Systems, Inc. is included on page 57 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 55 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material aspects, the information required to be included therein.

/s/ PricewaterhouseCoopers LLP

San Jose, California
January 15, 1999

              SCHEDULE II - PURSUANT TO REGULATION S-X RULE 12-09

                        QUICKTURN DESIGN SYSTEMS, INC.

                       Valuation and Qualifying Accounts
                                (in thousands)

                                                                Deductions     Balance
                                   Balance at     Additions      (Charges        at
                                   Beginning     (Charges to     Against         End
       Description                 of Period      Expenses)     Reserves)     of Period
-------------------------------    ----------    -----------    ----------    ---------
Year ended December 31, 1996
Allowance for doubtful accounts    $   1,840     $        --    $       --    $   1,840
                                   =========     ===========    ==========    =========

Year ended December 31, 1997
Allowance for doubtful accounts    $   1,840     $        --    $       --    $   1,840
                                   =========     ===========    ==========    =========

Year ended December 31, 1998
Allowance for doubtful accounts    $   1,840     $        --    $       --    $   1,840
                                   =========     ===========    ==========    =========

                        QUICKTURN DESIGN SYSTEMS, INC.
                          Annual Report On Form 10-K
                       For Year Ended December 31, 1998

                               INDEX TO EXHIBITS
                               -----------------

Exhibit
Number    Description
-------   ----------------------------------------------------------------------

  2.1 Agreement and Plan of Merger dated as of December 8, 1998 among the Registrant and Cadence Design Systems, Inc. (which is incorporated herein by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated December 16, 1998, as amended on December 22, 1998 and January 6, 1999).

  3.1 Certificate of Incorporation of the Registrant, as amended (which is incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, Registration No. 33-71022 ("Registrant's 1993 Form S-1")).

  3.2 Certificate of Amendment of the Certificate of Incorporation of the Registrant, dated April 11, 1997 (which is incorporated herein by reference to Exhibit 3.2 to the Registrant's 1997 Form 10-K).

  3.3 Bylaws of the Registrant (which are incorporated herein by reference to Exhibit 3.2 to the Registrant's quarterly report on Form 10-Q for the quarterly period ended September 30, 1998).


  4.1 Form of Registrant's Common Stock certificate (which is incorporated herein by reference to Exhibit 4.1 to the Registrant's 1993 Form S-1).

 10.1 *Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant's 1993 Form S-1).

 10.2 *1988 Stock Option Plan and related agreements (which is incorporated herein by reference to Exhibit 10.2 to the Registrant's 1993 Form S-1).

 10.3 *Key Executive Stock Option Plan and related agreements (which is incorporated herein by reference to Exhibit 10.3 to the Registrant's 1993 Form S-1).

 10.4 *1993 Employee Qualified Stock Purchase Plan and related agreements (which is incorporated herein by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, Registration No. 333-25459 ("Registrant's 1997 Form S-8")).

                        QUICKTURN DESIGN SYSTEMS, INC.
                           Annual Report on Form 10-K
                       For Year Ended December 31, 1998

                               INDEX TO EXHIBITS
                               -----------------


Exhibit
Number        Description
-------       ------------------------------------------------------------------

 10.5 Software License Agreement dated December 18, 1987 between Xilinx, Inc. and registrant (which is incorporated herein by reference to Exhibit 10.8 to the Registrant's 1993 Form S-1).

 10.6 Lease dated December 6, 1996 between San Jose Acquisition Co., L.L.C. and Registrant (which is incorporated herein by reference to Exhibit 10.6 to the Registrant's 1997 Form 10-K).

 10.8        *Offer letter dated November 4, 1992 between Keith R. Lobo and
              Registrant, as amended (which is incorporated herein by reference to Exhibit 10.18 to Registrant's 1993 Form S-1).

 10.9        *1994 Outside Director Stock Option Plan (which is incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, Registration No. 33-82452).

 10.10       *SpeedSim, Inc. 1995 Incentive and Nonqualified Stock Option Plan
              (which is incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, Registration No. 333-21587).

 10.11       *1996 Supplemental Stock Plan (which is incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, Registration No. 333-18407).

 10.12       *1997 Stock Option Plan (which is incorporated herein by reference to Exhibit 4.1 to Registrant's Statement on Form S-8, Registration No. 33-25459).

 10.13 Stock Option Agreement, dated as of December 8, 1998, between Cadence Design Systems, Inc. and the Registrant (which is incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated December 16, 1998, as amended on December 27, 1998 and January 6, 1999).

 21.1         Subsidiaries of the Registrant.

 23.1         Consent of PricewaterhouseCoopers LLP, Independent Accountants.

 27.1         Financial Data Schedule for fiscal year of 1998 (EDGAR).

-----------------
             *Indicates management compensatory plan, contract or arrangement.