Form 10-Q/A
period 1998-03-31
QUICKTURN DESIGN SYSTEMS INC
filed 1999-04-14
CIK 914252

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

This quarterly report on Form 10-Q/A contains 21 pages, of which this is page 1.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                        QUICKTURN DESIGN SYSTEMS, Inc.
                Condensed Consolidated Statements of Operations
                 (amounts in thousands except per share data)
                                  (unaudited)


                                                            Three Months Ended
                                                                  March 31,
                                                          -----------------------
                                                             1998         1997
                                                          ---------    ----------
                                                          (restated)
Revenue
 Product revenue                                          $   14,882   $   15,527
 Maintenance and service revenue                               8,683        5,875
                                                          ----------   ----------
  Total revenue                                               23,565       21,402

Cost of revenue
 Cost of product revenue                                       5,091        5,281
 Cost of maintenance and service revenue                       3,013        1,553
                                                          ----------   ----------
  Total cost of revenue                                        8,104        6,834
                                                          ----------   ----------
  Gross profit                                                15,461       14,568

Operating expenses
 Research and development                                      5,985        5,787
 Sales and marketing                                           9,271        8,534
 General and administrative                                    2,957        2,508
 Amortization of goodwill                                        257        ---
 Merger related charges                                        ---          1,200
                                                          ----------   ----------
  Total operating expenses                                    18,470       18,029
                                                          ----------   ----------
  Operating loss                                              (3,009)      (3,461)

Other income, net                                                698          392
                                                          ----------   ----------
 Net loss before benefit from income taxes                    (2,311)      (3,069)

Benefit from income taxes                                       (717)        (951)
                                                          ----------   ----------
 Net loss                                                 $   (1,594)  $   (2,118)
                                                          ==========   ==========

Basic and diluted net loss per share                      $    (0.09)  $    (0.13)
                                                          ==========   ==========
Number of shares used in per share calculation                17,704       16,562
                                                          ==========   ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        QUICKTURN DESIGN SYSTEMS, Inc.
                 Consolidated Statements of Comprehensive Loss
                            (amounts in thousands)
                                  (unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                         ---------------------
                                                            1998        1997
                                                         ---------   ---------
                                                         (restated)
Net loss                                                 $  (1,594)  $  (2,118)

Other comprehensive loss
 Foreign currency translation adjustment                      (264)       (562)
                                                         ---------   ---------
 Unrealized loss on securities
  Unrealized holding loss arising during period                 (7)       (138)
  Less:  reclassification adjustment for gain
    included in net loss                                        (9)      ---
                                                         ---------   ---------
 Net unrealized loss on securities                             (16)       (138)
                                                         ---------   ---------
 Total other comprehensive loss                               (280)       (700)
                                                         ---------   ---------
Comprehensive loss                                       $  (1,874)  $  (2,818)
                                                         =========   =========

The accompanying notes are an integral part of these consolidated financial statements.

                        QUICKTURN DESIGN SYSTEMS,  Inc.
                     Condensed Consolidated Balance Sheets
                   (amounts in thousands except share data)


                                                                   March 31,       December 31,
                                                                      1998            1997
                                                                  -----------     -------------
                                                                           (restated)
                                                                  (unaudited)
Assets
 Current assets
  Cash and cash equivalents                                       $     17,437    $     14,589
  Marketable securities                                                 22,967          18,219
  Accounts receivable,  net of allowance for doubtful
      accounts of $1,840 in 1998 and 1997                               17,907          31,709
  Inventories                                                           11,244          10,899
  Prepaid expenses and other current assets                              4,536           4,324
  Deferred income taxes                                                  8,697           8,697
                                                                   -----------     -------------
      Total current assets                                              82,788          88,437
 Marketable securities                                                  18,922          20,326
 Fixed assets, net                                                      13,431          11,118
 Deferred income taxes                                                   5,770           5,770
 Goodwill                                                                4,370           4,627
 Other assets                                                            1,251           1,282
                                                                   -----------     -------------
     Total assets                                                $    126,532    $    131,560
                                                                   ===========     =============
Liabilities
 Current liabilities
  Short term debt                                                 $        851    $      1,095
  Accounts payable                                                       1,440           6,231
  Accrued liabilities                                                   17,222          20,351
  Deferred revenue                                                      13,328           9,617
                                                                   -----------     -------------
       Total current liabilities                                        32,841          37,294
                                                                   -----------     -------------
       Total liabilities                                                32,841          37,294
                                                                   -----------     -------------
Stockholders' Equity
  Common stock, $.001 par value:
       Authorized:  40,000,000 shares;
       Issued and outstanding: 17,773,171 shares in 1998;
       17,606,006 shares in 1997                                            18              18
  Additional paid-in capital                                            92,311          91,122
  Deferred compensation                                                   (463)           (573)
  Retained earnings                                                      2,670           4,264
  Accumulated other comprehensive loss                                    (845)           (565)
                                                                   -----------     -------------
       Total stockholders' equity                                       93,691          94,266
                                                                   -----------     -------------
       Total liabilities and stockholders' equity                 $    126,532    $    131,560
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

                        QUICKTURN DESIGN SYSTEMS, Inc.
                     Consolidated Statements of Cash Flows
                            (amounts in thousands)
                                  (unaudited)

                                                                                   Three months ended
                                                                                         March 31,
                                                                                 -----------------------
                                                                                     1998        1997
                                                                                 ----------  -----------
                                                                                  (restated)
Cash flows from operating activities
Net loss                                                                         $   (1,594) $   (2,118)
Adjustments to reconcile net loss to net cash
provided by operating activities
  Depreciation and amortization                                                       1,938       1,906
  Amortization of deferred compensation                                                  27          48
  Gain on sale of marketable securities                                                  (9)       ---
Changes in current assets and liabilities
  Accounts receivable                                                                13,802         100
  Inventories                                                                          (345)     (4,022)
  Prepaid expenses and other current assets                                            (212)        365
  Accounts payable and accrued liabilities                                           (7,920)        (13)
  Deferred revenue                                                                    3,711       1,736
                                                                                 ----------  -----------
       Net cash provided by (used in) operating activities                            9,398      (1,998)
                                                                                 ----------  -----------
Cash flows from investing activities
  Acquisition of fixed assets                                                        (3,944)     (1,137)
  Sale of marketable securities                                                       5,469       5,040
  Purchase of marketable securities                                                  (8,820)    (12,875)
  Increase (decrease) in other assets                                                   (19)        396
                                                                                 ----------  -----------
       Net cash used in investing activities                                         (7,314)     (8,576)
                                                                                 ----------  -----------
Cash flows from financing activities
  Payments of debts                                                                    (244)       (541)
  Proceeds from stock issuances                                                       1,272         350
                                                                                 ----------  -----------
       Net cash provided by (used in) financing activities                            1,028        (191)
                                                                                 ----------  -----------
Effect of exchange rates on cash and cash equivalents                                  (264)       (563)

Net increase (decrease) in cash and cash equivalents                                  2,848     (11,328)
Cash and cash equivalents at beginning of period                                     14,589      25,790
                                                                                 ----------  -----------
Cash and cash equivalents at end of period                                       $   17,437  $   14,462
                                                                                 ==========  ===========
Supplemental disclosure of cash flow information
  Cash paid during the period for:
     Interest                                                                    $       17  $      116
     Income taxes                                                                $      376  $    2,284
Supplemental disclosure of noncash investing and financing activities
  Unrealized holding losses on marketable securities                             $        7  $      138

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

4.  Restatement
    Quickturn has restated its accounting for the Arkos Acquisition as of December 31, 1997 and the year then ended. The financial statements have been restated to reflect a change in the allocation of the purchase price. As a result of this restatement, the company recognized goodwill of $5.1 million, which is being amortized over a period of five years. These changes resulted in a charge for the amortization of goodwill of $257,000 in the first quarter of 1998 and a related income tax benefit of $80,000, or a decrease in net income of $0.01 per share.

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

6. Earnings per Share

   Basic and diluted earnings per share were calculated as follows:

                                                        Three months ended March 31,
                                ---------------------------------------------------------------------------
   (unaudited)                                 1998                                 1997
                                ------------------------------------     ----------------------------------
                                            (restated)
   (amounts in thousands                                   Per-share                              Per-share
    except per-share data)          Loss       Shares        Amount          Loss      Shares        Amount
                                ------------------------------------     ----------------------------------
   Net Loss                     $  (1,594)                                $  (2,118)

   Basic and Diluted EPS
   Loss available to
      common stockholders       $  (1,594)    17,704       $ (0.09)       $  (2,118)  16,562     $  (0.13)
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


        Date:   April 14, 1999                 By: /s/ RAYMOND K. OSTBY
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