Form 10-Q/A
period 1998-06-30
QUICKTURN DESIGN SYSTEMS INC
filed 1999-04-14
CIK 914252

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

This quarterly report on Form 10-Q/A contains 25 pages, of which this is page 1.

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        QUICKTURN DESIGN SYSTEMS, Inc.
                Condensed Consolidated Statements of Operations
                 (amounts in thousands except per share data)
                                  (unaudited)
[CAPTION]

                                                    Three Months Ended       Six Months Ended
                                                         June 30,                 June 30,
                                                   ---------------------    ---------------------
                                                        1998        1997         1998        1997
                                                      (restated)               (restated)
Revenue
 Product revenue                                   $   14,859  $   18,962   $   29,741  $   34,489
 Maintenance and service revenue                        9,088       7,476       17,771      13,351
                                                   ----------  ----------   ----------   ---------
  Total revenue                                        23,947      26,438       47,512      47,840

Cost of revenue
 Cost of product revenue                               10,575       7,492       15,666      12,773
 Cost of maintenance and service revenue                2,981         900        5,994       2,453
                                                   ----------  ----------   ----------   ---------
  Total cost of revenue                                13,556       8,392       21,660      15,226
                                                   ----------  ----------   ----------   ---------
  Gross profit                                         10,391      18,046       25,852      32,614

Operating expenses
 Research and development                               6,479       5,884       12,464      11,671
 Sales and marketing                                    9,833       8,787       19,104      17,321
 General and administrative                             3,699       2,849        6,656       5,357
 Amortization of goodwill                                 257       ---            514       ---
 Merger related charges                                 ---         ---          ---         1,200
                                                   ----------  ----------   ----------   ---------
  Total operating expenses                             20,268      17,520       38,738      35,549
                                                   ----------  ----------   ----------   ---------
  Operating income (loss)                              (9,877)        526      (12,886)     (2,935)

Other income, net                                         789         518        1,487         910
                                                   ----------  ----------   ----------   ---------
 Net income (loss) before provision for
  (benefit from) income taxes                          (9,088)      1,044      (11,399)     (2,025)

Provision for (benefit from) income taxes              (3,937)        324       (4,654)       (627)
                                                   ----------  ----------   ----------   ---------
 Net income (loss)                                 $   (5,151) $      720   $   (6,745)  $  (1,398)
                                                   ==========  ==========   ==========   =========

Basic and diluted net income (loss) per share      $    (0.29) $     0.04   $    (0.38) $    (0.08)
                                                   ==========  ==========   ==========   =========
Number of shares used in basic earnings
 per share calculation                                 17,804      16,839       17,754      16,701
                                                   ==========  ==========   ==========   =========
Number of shares used in diluted earnings
 per share calculation                                 17,804      18,025       17,754      16,701
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

                        QUICKTURN DESIGN SYSTEMS, Inc.
            Consolidated Statements of Comprehensive Income (Loss)
                            (amounts in thousands)
                                  (unaudited)

[CAPTION]

                                                    Three Months Ended     Six Months Ended
                                                          June 30,              June 30,
                                                  ---------------------  -----------------------
                                                      1998       1997        1998       1997
                                                  ----------  ----------  ----------  ----------
                                                   (restated)              (restated)
Net income (loss)                                    $(5,151)    $   720     $(6,745)    $(1,398)

Other comprehensive income (loss)
 Foreign currency translation adjustment                (239)        487        (503)        (75)
                                                  ----------  ----------  ----------  ----------
 Unrealized gain (loss) on securities
  Unrealized holding gain (loss)
    arising during period                                 (9)       131          (16)         (7)
  Less:  reclassification adjustment
    for gain included in net loss                       ---        ---            (9)     ---
                                                  ----------  ----------  ----------  ----------
 Net unrealized gain (loss) on securities                 (9)       131          (25)         (7)
                                                  ----------  ----------  ----------  ----------
 Total other comprehensive income (loss)                (248)       618         (528)        (82)
                                                  ----------  ----------  ----------  ----------
Comprehensive income (loss)                          $(5,399)   $ 1,338      $(7,273)    $(1,480)
                                                  ==========  ==========  ==========  ==========


The accompanying notes are an integral part of these consolidated financial statements.

                        QUICKTURN DESIGN SYSTEMS,  Inc.
                     Condensed Consolidated Balance Sheets
                   (amounts in thousands except share data)
[CAPTION]

                                                                    June 30,       December 31,
                                                                      1998            1997
                                                                  -----------     ------------
                                                                          (restated)
                                                                  (unaudited)
Assets
 Current assets
  Cash and cash equivalents                                       $     18,034    $     14,589
  Marketable securities                                                 18,995          18,219
  Accounts receivable,  net of allowance for doubtful
      accounts of $1,840 in 1998 and 1997                               16,203          31,709
  Inventories                                                            5,008          10,899
  Prepaid expenses and other current assets                              4,134           4,324
  Deferred income taxes                                                  8,697           8,697
                                                                  ------------    ------------
      Total current assets                                              71,071          88,437
 Marketable securities                                                  21,568          20,326
 Fixed assets, net                                                      14,034          11,118
 Deferred income taxes                                                   5,770           5,770
 Goodwill                                                                4,113           4,627
 Other assets                                                            1,344           1,282
                                                                  ------------    ------------
      Total assets                                                $    117,900    $    131,560
                                                                  ============    ============
Liabilities
 Current liabilities
  Short term debt                                                 $        715    $      1,095
  Accounts payable                                                       3,672           6,231
  Accrued liabilities                                                   15,393          20,351
  Deferred revenue                                                      10,191           9,617
                                                                  ------------    ------------
       Total current liabilities                                        29,971          37,294
                                                                  ------------    ------------
       Total liabilities                                                29,971          37,294
                                                                  ------------    ------------
Stockholders' Equity
  Common stock, $.001 par value:
       Authorized:  40,000,000 shares;
       Issued and outstanding: 17,903,336 shares in 1998;
       17,606,006 shares in 1997                                            18              18
  Additional paid-in capital                                            92,525          91,122
  Deferred compensation                                                   (419)           (573)
  Retained earnings                                                     (2,481)          4,264
  Accumulated other comprehensive loss                                  (1,093)           (565)
  Treasury stock at cost
       (85,000 shares in 1998; none in 1997)                              (621)          ---
                                                                  ------------    ------------
       Total stockholders' equity                                       87,929          94,266
                                                                  ------------    ------------
       Total liabilities and stockholders' equity                 $    117,900    $    131,560
                                                                  ------------    ------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        QUICKTURN DESIGN SYSTEMS, Inc.
                     Consolidated Statements of Cash Flows
                            (amounts in thousands)
[CAPTION]

                                                                    Six Months Ended
                                                                          June
                                                                 -----------------------
                                                                     1998         1997
                                                                 -----------------------
                                                                  (restated)
Cash flows from operating activities
Net loss                                                         $   (6,746)  $   (1,398)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities
  Depreciation and amortization                                       3,859        3,436
  Amortization of deferred compensation                                  71           97
  Gain on sale of marketable securities                                  (9)       ---
Changes in current assets and liabilities
  Accounts receivable                                                15,506        1,332
  Inventories                                                         5,891       (4,593)
  Prepaid expenses and other current assets                             190          589
  Accounts payable and accrued liabilities                           (7,516)      (1,591)
  Deferred revenue                                                      574          241
                                                                 -----------  -----------
       Net cash provided by (used in) operating activities           11,820       (1,887)
                                                                 -----------  -----------
Cash flows from investing activities
  Acquisition of fixed assets                                        (6,161)      (2,066)
  Sale of marketable securities                                      12,029        8,055
  Purchase of marketable securities                                 (14,063)     (13,480)
  Purchase of Arkos                                                   ---         (5,000)
  Increase (decrease) in other assets                                  (162)       1,157
                                                                 -----------  -----------
       Net cash used in investing activities                         (8,357)     (11,334)
                                                                 -----------  -----------
Cash flows from financing activities
  Payments of debt                                                     (380)      (1,062)
  Proceeds from stock issuances                                       1,486        1,593
  Repurchase of treasury shares                                        (621)       ---
                                                                 -----------  -----------
       Net cash provided by financing activities                        485          531
                                                                 -----------  -----------
Effect of exchange rates on cash and cash equivalents                  (503)         (76)

Net increase (decrease) in cash and cash equivalents                  3,445      (12,766)
Cash and cash equivalents at beginning of year                       14,589       25,790
                                                                 -----------  -----------
Cash and cash equivalents at end of period                       $   18,034   $   13,024
                                                                 ===========  ===========
Supplemental disclosure of cash flow information
  Cash paid during the period for:
     Interest                                                    $       32   $      172
     Income taxes                                                $      566   $    2,384
Supplemental disclosure of noncash investing and financing activities
  Unrealized holding losses on marketable securities             $       16   $        7
  Accrued costs related to Arkos purchase                        $    ---     $    2,000
  Common stock and warrants issued in Arkos purchase             $    ---     $    9,500

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

4.  Restatement
    Quickturn has restated its accounting for the Arkos Acquisition as of December 31, 1997 and the year then ended. The financial statements have been restated to reflect a change in the allocation of the purchase price. As a result of this restatement, the company recognized goodwill of $5.1 million, which is being amortized over a period of five years. These changes resulted in a charge for the amortization of goodwill of $257,000 and a related income tax benefit of $111,000, or a decrease in net income of $0.01 per share in the second quarter of 1998. For the first six months of 1998, these changes resulted in amortization of $514,000 and a related tax benefit of $191,000, or a decrease in net income of $0.02 per share.

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

8. Earnings per Share

   Basic and diluted earnings per share were calculated as follows:

                                                        Three Months Ended June 30,
                                --------------------------------------------------------------------------------------
                                                 1998                                          1997
(unaudited)                     ----------------------------------------    ------------------------------------------
                                              (restated)
(amounts in thousands              Net                         Per-share      Net                       Per-share
 except per-share data)           Loss          Shares           Amount     Income         Shares          Amount
----------------------------------------------------------------------------------------------------------------------
Net income (loss)                  $ (5,151)                                    $   720

Basic EPS
Income (loss) available to         ---------                                     ------
   common stockholders               (5,151)       17,804          (0.29)           720         16,839         0.04

Effect of Dilutive Securities
Stock options                            ---                                      1,186

Diluted EPS
Income (loss) available to
   common stockholders             $ (5,151)       17,804        $ (0.29)       $   720         18,025      $  0.04
                                   =========       ======        ========       =======         ======      ========


[CAPTION]


                                                              Six  Months Ended June 30,
                                 -------------------------------------------------------------------------------------
                                                 1998                                          1997
                                              (restated)
(unaudited)                     ----------------------------------------    ------------------------------------------
(amounts in thousands)              Net                         Per-share      Net                       Per-share
except per-share data)             Loss          Shares           Amount     Income         Shares          Amount
----------------------------------------------------------------------------------------------------------------------
Net loss                           $ (6,745)                                    $(1,398)

Basic and Diluted EPS
Loss available to                  ----------                                   ----------
  common stockholders              $ (6,745)       17,754        $(0.38)        $(1,398)        16,701      $ (0.08)
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


Date: April 14, 1999                          By   /s/    RAYMOND K. OSTBY
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