Form 10-Q/A
period 1998-09-30
QUICKTURN DESIGN SYSTEMS INC
filed 1999-04-14
CIK 914252

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
                                  (unaudited)

                                                  Three Months Ended       Nine Months Ended
                                                      September 30,           September 30,
                                                   -------------------     ---------------------
                                                    1998        1997          1998       1997
                                                   --------    -------    ---------   ----------
                                                        (restated)              (restated)
Revenue
 Product revenue                                 $  15,556   $  22,174     $ 45,297   $  56,663
 Maintenance and service revenue                    10,021       7,890       27,792      21,241
                                                 ----------  ----------    ---------  -----------
  Total revenue                                     25,577      30,064       73,089      77,904

Cost of revenue
 Cost of product revenue                             4,494      16,553       20,160      29,326
 Cost of maintenance and service revenue             2,895       2,393        8,889       4,846
                                                 ----------  ----------    ---------  -----------
  Total cost of revenue                              7,389      18,946       29,049      34,172
                                                 ----------  ----------    ---------  -----------
  Gross profit                                      18,188      11,118       44,040      43,732

Operating expenses
 Research and development                            5,347       5,884       17,811      17,555
 Sales and marketing                                 9,389       9,389       28,493      26,710
 General and administrative                          6,940       3,034       13,596       8,391
 Amortization of goodwill                              257         257          771         257
 Acquisition and merger related charges                 --       2,757           --       3,957
                                                 ----------  ----------    ---------  -----------
  Total operating expenses                          21,933      21,321       60,671      56,870
                                                 ----------  ----------    ---------  -----------
  Operating loss                                    (3,745)    (10,203)     (16,631)    (13,138)

Other income, net                                      734         636        2,221       1,546
                                                 ----------  ----------    ---------  -----------
 Net loss before benefit from
  income taxes                                      (3,011)     (9,567)     (14,410)    (11,592)

Benefit from income taxes                           (1,234)     (4,586)      (5,888)     (5,213)
                                                 ----------  ----------    ---------  -----------
 Net loss                                        $  (1,777)  $  (4,981)    $ (8,522)  $  (6,379)
                                                 ==========  ==========    =========  ===========

Basic and diluted net loss per share             $   (0.10) $    (0.29)    $  (0.48)  $   (0.38)
                                                 ==========  ==========    =========  ===========
Number of shares used in earnings
 per share calculations                             17,809      17,462       17,772      16,954
                                                 ==========  ==========    =========  ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        QUICKTURN DESIGN SYSTEMS, Inc.
            Consolidated Statements of Comprehensive Income (Loss)
                            (amounts in thousands)
                                  (unaudited)

                                                            Three Months Ended     Nine Months Ended
                                                               September 30,          September 30,
                                                            ------------------     -----------------
                                                             1998       1997        1998       1997
                                                             ----       ----        ----       ----
                                                                (restated)            (restated)
Net loss                                                   $ (1,777)  $ (4,981)   $ (8,522)  $ (6,379)

Other comprehensive income (loss)
 Foreign currency translation adjustment                        (24)      (226)       (527)      (301)
                                                           ---------  ---------   ---------  ---------

 Unrealized gains on securities
  Unrealized holding gains arising during period                203         75         187         68
  Less:  reclassification adjustment
    for gain included in net loss                                (6)     ---           (15)     ---
                                                           ---------  ---------   ---------  ---------
 Net unrealized gain on securities                              197         75         172         68
                                                           ---------  ---------   ---------  ---------

 Total other comprehensive income (loss)                        173       (151)       (355)      (233)
                                                           ---------  ---------   ---------  ---------

Comprehensive loss                                         $ (1,604)  $ (5,132)   $ (8,877)  $ (6,612)
                                                           =========  =========   =========  =========

The accompanying notes are an integral part of these consolidated financial statements.

                        QUICKTURN DESIGN SYSTEMS,  Inc.
                     Condensed Consolidated Balance Sheets
                   (amounts in thousands except share data)

                                                              September 30,   December 31,
                                                                  1998            1997
                                                              -------------   ------------
                                                                       (restated)
Assets                                                        (unaudited)
 Current assets
  Cash and cash equivalents                                   $     25,182    $     14,589
  Marketable securities                                             12,610          18,219
  Accounts receivable,  net of allowance for doubtful
   accounts of $1,840 in 1998 and 1997                              17,486          31,709
  Inventories                                                        6,932          10,899
  Prepaid expenses and other current assets                          4,000           4,324
  Deferred income taxes                                              8,697           8,697
                                                              ------------    ------------
   Total current assets                                             74,907          88,437
 Marketable securities                                              20,995          20,326
 Fixed assets, net                                                  12,838          11,118
 Deferred income taxes                                               5,770           5,770
 Goodwill                                                            3,856           4,627
 Other assets                                                        1,301           1,282
                                                              ------------    ------------
   Total assets                                               $    119,667    $    131,560
                                                              ============    ============
Liabilities
 Current liabilities
  Short term debt                                             $         --    $      1,095
  Accounts payable                                                   4,841           6,231
  Accrued liabilities                                               19,618          20,351
  Deferred revenue                                                   8,460           9,617
                                                              ------------    ------------
   Total current liabilities                                        32,919          37,294
                                                              ------------    ------------
   Total liabilities                                                32,919          37,294
                                                              ------------    ------------
Stockholders' Equity
 Common stock, $.001 par value:
  Authorized:  40,000,000 shares;
  Issued and outstanding: 18,062,179 shares in 1998;
  17,606,006 shares in 1997                                             18              18
 Additional paid-in capital                                         93,751          91,122
 Deferred compensation                                                (382)           (573)
 Retained earnings (deficit)                                        (4,258)          4,264
 Accumulated other comprehensive loss                                 (920)           (565)
 Treasury stock at cost
  (195,000 shares in 1998; none in 1997)                            (1,461)             --
                                                              ------------    ------------
   Total stockholders' equity                                       86,748          94,266
                                                              ------------    ------------
   Total liabilities and stockholders' equity                 $    119,667    $    131,560
                                                              ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        QUICKTURN DESIGN SYSTEMS, Inc.
                     Consolidated Statements of Cash Flows
                            (amounts in thousands)

                                                                            Nine months ended
                                                                              September 30,
                                                                        -------------------------
                                                                           1998           1997
                                                                        ----------     ----------
                                                                                (restated)
Cash flows from operating activities
Net loss                                                                $ (8,522)       $ (6,379)
Adjustments to reconcile net loss to net cash
provided by operating activities
  Depreciation and amortization                                            5,962           6,332
  Amortization of deferred compensation                                      108             146
  Gain on sale of marketable securities                                      (15)            ---
  Write off of Arkos Acquisition                                             ---           8,288
  Write down of inventories                                                  ---           4,602
  Deferred taxes                                                             ---          (4,586)
Changes in current assets and liabilities
  Accounts receivable                                                     14,223          (3,763)
  Inventories                                                              3,967          (4,199)
  Prepaid expenses and other current assets                                  324             327
  Accounts payable and accrued liabilities                                (2,122)          4,472
  Deferred revenue                                                        (1,157)         (1,270)
                                                                        --------        --------
       Net cash provided by operating activities                          12,768           3,970
                                                                        --------        --------
Cash flows from investing activities
  Acquisition of fixed assets                                             (6,763)         (5,077)
  Sale of marketable securities                                           23,871          12,055
  Purchase of marketable securities                                      (18,744)        (16,235)
  Purchase of Arkos Design, Inc.                                             ---          (5,000)
  Increase (decrease) in other assets                                       (169)          1,279
                                                                        --------        --------
       Net cash used in investing activities                              (1,805)        (12,978)
                                                                        --------        --------
Cash flows from financing activities
  Payment of debt                                                         (1,095)         (2,065)
  Proceeds from stock issuances                                            2,713           2,974
  Repurchase of treasury shares                                           (1,461)            ---
                                                                        --------        --------
       Net cash provided by financing activities                             157             909
                                                                        --------        --------

Effect of exchange rates on cash and cash equivalents                       (527)           (301)

Net increase (decrease) in cash and cash equivalents                      10,593          (8,400)
Cash and cash equivalents at beginning of year                            14,589          25,790
                                                                        --------        --------
Cash and cash equivalents at end of period                              $ 25,182        $ 17,390
                                                                        ========        ========
Supplemental disclosure of cash flow information
  Cash paid during the period for:
   Interest                                                             $     51        $    232
   Income taxes                                                         $    497        $  2,494
Supplemental disclosure of noncash investing and financing activities
  Unrealized holding gains on marketable securities                     $    187        $     68
  Increase in inventory reserves related to Arkos Acquisition           $    ---        $  4,172
  Goodwill and other assets acquired in Arkos Acquisition               $    ---        $  5,782
  Common stock and warrants issued in Arkos Acquisition                 $    ---        $  9,500

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

4.  Restatement
    Quickturn has restated its accounting for the Arkos Acquisition as of December 31, 1997 and the year then ended. The financial statements have been restated to reflect a change in the allocation of the purchase price. As a result of this restatement, the Company recognized goodwill of $5.1 million, which is being amortized over a period of five years. These changes resulted in a charge for the amortization of goodwill of $257,000 and a related income tax benefit of $105,000, or a decrease in net income of $0.01 per share in the third quarter of 1998. For the first nine months of 1998, these changes resulted in amortization of $771,000 and a related tax benefit of $296,000, or a decrease in net income of $0.03 per share.

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

8. Earnings per Share
   Basic and diluted earnings per share were calculated as follows:

                                               Three Months Ended September 30,
                              -------------------------------------------------------------
                                          1998                           1997
                              ----------------------------   ------------------------------
                                        (restated)                    (restated)
(unaudited)
(amounts in thousands          Net               Per-share     Net                Per-share
 except per-share data)       Loss     Shares     Amount       Loss      Shares     Amount
   ------------------------------------------------------   --------------------------------

Net loss               $  (1,777)                         $  (4,981)

Basic and Diluted EPS
Loss available to      ---------                          ---------
common stockholders    $  (1,777)    17,809    $  (0.1)   $  (4,981)    17,462    $   (0.29)
                       =========     ======    =======    =========     ======    =========



                                             Nine Months Ended September 30,
                              -------------------------------------------------------------
                                          1998                           1997
                                       (restated)                     (restated)
                              ----------------------------   ------------------------------

(unaudited)
(amounts in thousands          Net               Per-share     Net                Per-share
 except per-share data)       Loss     Shares     Amount       Loss      Shares     Amount
   ------------------------------------------------------   --------------------------------

 Net loss              $  (8,522)                         $  (6,379)

Basic and Diluted EPS
Loss available to      ---------                           ---------
common stockholders    $  (8,522)    17,772    $ (0.48)   $  (6,379)    16,954     $  (0.38)
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