Form 10-K/A
period 1998-12-31
QUICKTURN DESIGN SYSTEMS INC
filed 1999-04-14
CIK 914252

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

                        QUICKTURN DESIGN SYSTEMS, INC.

    Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998

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

     This Annual Report on Form 10-K/A contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are based on current expectations, estimates and projections about Quickturn's industry, management's beliefs, and certain assumptions made by Quickturn's management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Risk Factors" on pages 11 through 21. Unless required by law, Quickturn undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents that Quickturn files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q/A and any Current Reports on Form 8-K.

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

Results of Operations

The following table sets forth certain financial data from Quickturn's consolidated statements of operations as a percentage of revenue:


                                                 Year Ended December 31,
                                                ------------------------
                                                1998       1997    1996
                                                        (restated)
                                               ------     ------  ------
Total revenue                                  100.0%     100.0%  100.0%
Cost of revenue                                 36.5%      39.0%   29.8%
                                               ------     ------  ------
 Gross margin                                   63.5%      61.0%   70.2%

Operating expenses
 Research and development                       22.5%      21.3%   18.0%
 Sales and marketing                            36.5%      33.3%   29.2%
 General and administrative                     18.6%      10.4%    6.6%
 Amortization of goodwill                        1.0%       0.4%     ---
 Acquisition and merger related charges           ---       3.6%     ---
                                               ------     ------  ------
  Total operating expenses                      78.6%      69.0%   53.8%
                                               ------     ------  ------

  Operating income (loss)                      (15.1%)     (8.0%)  16.4%
Interest and other, net                          3.0%       2.0%    1.7%
                                               ------     ------  ------
Net income (loss) before provision
 for (benefit from) income taxes               (12.1%)     (6.0%)  18.1%
Provision for (benefit from) income taxes       (5.5%)     (3.3%)   5.2%
                                               ------     ------  ------
 Net income (loss)                              (6.6%)     (2.7%)  12.9%
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

At December 31, 1998, Quickturn had net deferred tax assets of approximately $18.4 million. Realization of the deferred tax assets will be primarily dependent on generating sufficient taxable income prior to the expiration of certain tax credit and net operating loss carryforwards. Although realization is not assured, management believes that it is more likely than not that the deferred tax assets will be realized. This assessment is based on the non-recurring nature of losses incurred in 1997 and 1998 due to such events as the SpeedSim Merger, the Arkos Acquisition and legal and advisory expenses of $7.1 million related to an unsolicited tender offer.

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
                                                                          =========         ======          ======

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         --------------------------------------------

     The information required by this item is included in Part IV, Item 14 of this Form 10-K/A and are presented beginning on page 57.


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
              ---------------------

              The following consolidated financial statements, and the related notes thereto, of Quickturn Design Systems, Inc. and the Report of Independent Accountants are filed as a part of this Form 10-K/A.

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

          2.  Financial Statement Schedules.
              ------------------------------

              The following financial statement schedule of Quickturn for the years ended December 31, 1998, 1997 and 1996 is filed as part of this Form 10-K/A and should be read in conjunction with the Consolidated Financial Statements, and related notes thereto, of Quickturn.

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

          9.  Exhibits.
              ---------

              The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K/A.

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

Report of Independent Accountants

To the Board of Directors and Stockholders
Quickturn Design Systems, Inc.
San Jose, California

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss) and cash flows present fairly, in all material respects, the financial position of Quickturn Design Systems, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in "Note 4 of Notes to Consolidated Financial Statements," the Company has revised the amount allocated to goodwill in connection with the Arkos Acquisition in 1997, and has restated its consolidated financial statements for 1997.

/s/  PricewaterhouseCoopers LLP
San Jose, California
January 15, 1999

                        QUICKTURN DESIGN SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (amounts in thousands except share date)

                                                                                December 31,
                                                                        ----------------------------------------
                                                                              1998                 1997
                                                                        ------------------  --------------------
                                                                                                 (restated)
  Assets
   Current assets
    Cash and cash equivalents                                           $          26,552   $           14,589
    Marketable securities                                                          13,717               18,219
    Accounts receivable, net of allowance for doubtful
       accounts of $1,840 in 1998 and 1997                                         27,905               31,709
    Inventories                                                                     9,904               10,899
    Prepaid expenses and other current assets                                       1,851                4,324
    Deferred income taxes                                                           6,875                8,697
                                                                        ------------------  -------------------
       Total current assets                                                        86,804               88,437

    Marketable securities                                                          19,969               20,326
    Fixed assets, net                                                              11,533               11,118
    Deferred income taxes                                                          11,475                5,770
    Goodwill                                                                        3,599                4,627
    Other assets                                                                    1,248                1,282
                                                                        ------------------  -------------------
       Total assets                                                     $         134,628   $          131,560
                                                                        ==================  ===================


  Liabilities
   Current Liabilities
    Short term debt                                                     $            ---    $            1,095
    Accounts payable                                                               12,130                6,231
    Accrued liabilities                                                            21,282               20,351
    Deferred revenue                                                               10,861                9,617
                                                                         ------------------  -------------------
       Total current liabilities                                                   44,273               37,294
                                                                         ------------------  -------------------

   Commitments and contingencies (Notes 11 and 17).

  Stockholders' Equity
   Preferred stock, $.001 par value: Authorized:
       2,000,000 shares; Issued and outstanding: no shares                            ---                  ---
   Common stock, $.001 par value:  Authorized: 40,000,000
       shares; Issued and outstanding: 18,111,105 shares in
       in 1998; 17,606,006 shares in 1997                                              18                   18
   Additional paid-in capital                                                      94,446               91,122
   Deferred compensation                                                             (346)                (573)
   Retained earnings (deficit)                                                     (2,594)               4,264
   Accumulated other comprehensive income (loss)                                      292                 (565)
   Treasury stock at cost
       (195,000 shares in 1998; none in 1997)                                      (1,461)                 ---
                                                                         ------------------  -------------------
       Total stockholders' equity                                                  90,355               94,266
                                                                         ------------------  -------------------
       Total liabilities and stockholders' equity                        $        134,628   $          131,560
                                                                         ==================  ===================

The accompanying notes are an integral part of these consolidated financial statements.

                         Quickturn Design Systems, Inc.
                      Consolidated Statements of Operations
                  (amounts in thousands except per share data)

                                                                                            Year Ended December 31,
                                                                           --------------------------------------------------------
                                                                                   1998               1997               1996
                                                                                                   (restated)
                                                                           ------------------ ------------------ ------------------
Revenue
    Product revenue                                                        $          65,405  $          80,850  $          88,090
    Maintenance and service revenue                                                   38,704             29,554             21,488
                                                                           ------------------ ------------------ ------------------
      Total revenue                                                                  104,109            110,404            109,578
Cost of revenue
    Cost of product revenue                                                           25,974             34,117             26,050
    Cost of maintenance and service revenue                                           12,043              8,896              6,613
                                                                           ------------------ ------------------ ------------------
      Total cost of revenue                                                           38,017             43,013             32,663
                                                                           ------------------ ------------------ ------------------
      Gross profit                                                                    66,092             67,391             76,915

Operating expenses
    Research and development                                                          23,416             23,499             19,706
    Sales and marketing                                                               37,962             36,775             31,982
    General and administrative                                                        19,385             11,485              7,254
    Amortization of goodwill                                                           1,028                514                ---
    Acquisition and merger related charges                                               ---              3,957                ---
                                                                           ------------------ ------------------ ------------------
      Total operating expenses                                                        81,791             76,230             58,942
                                                                           ------------------ ------------------ ------------------

      Operating income (loss)                                                        (15,699)            (8,839)            17,973

Interest income                                                                        3,033              2,370              2,229
Interest expense                                                                        (132)              (272)              (429)
Other income (expense), net                                                              178                 77                 79
                                                                           ------------------ ------------------ ------------------
      Net income (loss) before provision
        for (benefit from) income taxes                                              (12,620)            (6,664)            19,852

Provision for (benefit from) income taxes                                             (5,762)            (3,686)             5,721
                                                                           ------------------ ------------------ ------------------
      Net income (loss)                                                    $          (6,858) $          (2,978) $          14,131
                                                                           ================== ================== ==================

Basic net income (loss) per share                                          $           (0.39) $           (0.17) $            0.87
                                                                           ================== ================== ==================
Number of shares used in basic
    per share calculation                                                             17,802             17,110             16,323
                                                                           ================== ================== ==================

Diluted net income (loss) per share                                        $           (0.39) $           (0.17) $            0.79
                                                                           ================== ================== ==================
Number of shares used in diluted
    per share calculation                                                             17,802             17,110             17,912
                                                                           ================== ================== ==================


The accompanying notes are an integral part of these consolidated financial statements.

                         QUICKTURN DESIGN SYSTEMS, Inc.
             Consolidated Statements of Comprehensive Income (Loss)
                             (amounts in thousands)

                                                                              1998              1997              1996
                                                                                              (restated)
                                                                         ---------------   ---------------   ----------------
Net income (loss)                                                        $       (6,858)   $       (2,978)    $       14,131

Other comprehensive income (loss)
     Foreign currency translation adjustment                                        820              (653)               ---
                                                                         ---------------   ---------------   ----------------

     Unrealized gains (losses) on securities
       Unrealized holding gains (losses) arising during period                       52                78                (92)
       Less:  realized gain included in net loss                                    (15)              ---                ---
                                                                         ---------------   ---------------   ----------------
     Net unrealized gain (loss) on securities                                        37                78                (92)
                                                                         ---------------   ---------------   ----------------

     Total other comprehensive income (loss)                                        857              (575)               (92)
                                                                         ---------------   ---------------   ----------------

Comprehensive income (loss)                                              $       (6,001)   $       (3,553)    $       14,039
                                                                         ===============   ===============   ================


The accompanying notes are an integral part of these consolidated financial statements.

                        Quickturn Design Systems, Inc.
                Consolidated Statements of stockholders' Equity
                   (amounts in thousands except share data)



                                                                      Common Stock     Additional               Retained
                                                                  ------------------    Paid-in     Deferred    Earnings
                                                                    Shares    Amount    Capital   Compensation (Deficit)
                                                                  ----------  ------    -------   ------------  ------
Balance, January 1, 1996                                          15,995,099  $   16    $73,108     $ ---      $(6,889)
    Issuance of common stock,
       employee stock purchase plan                                  198,117     ---      1,452       ---          ---
    Exercise of stock options                                        333,688       1      1,161       ---          ---
    Tax benefit from option exercises                                    ---     ---        999       ---          ---
    SpeedSim issuance of stock options in lieu
       of compensation                                                   ---     ---        825      (825)         ---
    Unrealized holding loss on marketable securities                     ---     ---        ---       ---          ---
    Amortization of deferred compensation                                ---     ---        ---        56          ---
    Net income                                                           ---     ---        ---       ---       14,131
                                                                  ----------  ------    -------     -----      -------
Balance, December 31, 1996                                        16,526,904      17     77,545      (769)       7,242
    Issuance of common stock,
       employee stock purchase plan                                  176,733     ---      1,812       ---          ---
    Exercise of stock options and warrants                           402,369     ---      1,406       ---          ---
    Tax benefit from option exercises                                    ---     ---        860       ---          ---
    Issuance of common stock for Arkos Acquisition                   500,000       1      6,499       ---          ---
    Issuance of warrants for Arkos Acquisition                           ---     ---      3,000       ---          ---
    Unrealized holding gain on marketable securities                     ---     ---        ---       ---          ---
    Cumulative translation adjustment                                    ---     ---        ---       ---          ---
    Amortization of deferred compensation                                ---     ---        ---       196          ---
    Net loss (restated)                                                  ---     ---        ---       ---       (2,978)
                                                                  ----------  ------    -------     -----      -------
Balance, December 31, 1997 (restated)                             17,606,006      18     91,122      (573)       4,264
    Issuance of common stock,
       employee stock purchase plan                                  197,554     ---      1,952       ---          ---
    Exercise of stock options                                        307,545     ---      1,086       ---          ---
    Tax benefit from option exercises                                    ---     ---        369       ---          ---
    Gain on sale of marketable securities                                ---     ---        ---       ---          ---
    Unrealized holding gain on marketable securities                     ---     ---        ---       ---          ---
    Cumulative translation adjustment                                    ---     ---        ---       ---          ---
    Amortization of deferred compensation                                ---     ---        (83)      227          ---
    Repurchases of common stock                                          ---     ---        ---       ---          ---
    Net loss                                                             ---     ---        ---       ---       (6,858)
                                                                  ----------   -----    -------     -----      -------
Balance, December 31, 1998                                        18,111,105  $   18    $94,446     $(346)     $(2,594)
                                                                  ==========  ======    =======     =====      =======


                                                               Accumulated            Treasury
                                                            Other Comprehensive        Stock
                                                               Income (Loss)          at Cost     Total
                                                            -------------------       -------   -----------
Balance, January 1, 1996                                         $ 102                 $  ---      $66,337
    Issuance of common stock,
       employee stock purchase plan                                ---                    ---        1,452
    Exercise of stock options                                      ---                    ---        1,162
    Tax benefit from option exercises                              ---                    ---          999
    SpeedSim issuance of stock options in lieu
       of compensation                                             ---                    ---          ---
    Unrealized holding loss on marketable securities               (92)                   ---          (92)
    Amortization of deferred compensation                          ---                    ---           56
    Net income                                                     ---                    ---       14,131
                                                                 -----                -------  -----------
Balance, December 31, 1996                                          10                      0       84,045
    Issuance of common stock,
       employee stock purchase plan                                ---                    ---        1,812
    Exercise of stock options and warrants                         ---                    ---        1,406
    Tax benefit from option exercises                              ---                    ---          860
    Issuance of common stock for Arkos Acquisition                 ---                    ---        6,500
    Issuance of warrants for Arkos Acquisition                     ---                    ---        3,000
    Unrealized holding gain on marketable securities                78                    ---           78
    Cumulative translation adjustment                             (653)                   ---         (653)
    Amortization of deferred compensation                          ---                    ---          196
    Net loss (restated)                                            ---                    ---       (2,978)
                                                                 -----                ------- ------------
Balance, December 31, 1997 (restated)                             (565)                     0       94,266
    Issuance of common stock,
       employee stock purchase plan                                ---                    ---        1,952
    Exercise of stock options                                      ---                    ---        1,086
    Tax benefit from option exercises                              ---                    ---          369
    Gain on sale of marketable securities                          (15)                   ---          (15)
    Unrealized holding gain on marketable securities                52                    ---           52
    Cumulative translation adjustment                              820                    ---          820
    Amortization of deferred compensation                          ---                    ---          144
    Repurchases of common stock                                    ---                 (1,461)      (1,461)
    Net loss                                                       ---                    ---       (6,858)
                                                                 -----                -------      -------
Balance, December 31, 1998                                       $ 292                $(1,461)     $90,355
                                                                 =====                =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

                        Quickturn Design Systems, Inc.
                     Consolidated Statements of Cash Flows
                            (amounts in thousands)

                                                                                        Year Ended December 31,
                                                                             -------------------------------------------
                                                                                 1998           1997            1996
                                                                                              (restated)
                                                                             ------------    -----------    ------------
Cash flows from operating activities
Net income (loss)                                                            $    (6,858)    $   (2,978)    $     14,131
Adjustments to reconcile net income (loss) to net cash
provided by operating activities
     Depreciation and amortization                                                 7,966          8,334            8,524
     Amortization of deferred compensation                                           144            196                56
     Gain on sale of marketable securities                                           (15)           ---               ---
     Charges related to the Arkos Acquisition                                        ---          8,288               ---
     Write-down of inventories                                                     3,435          6,153               719
     Deferred income taxes                                                        (3,883)        (5,119)             (782)
Changes in current assets and liabilities
     Accounts receivable                                                           3,804         (9,941)             (710)
     Inventories                                                                  (2,440)        (6,481)           (3,055)
     Prepaid expenses and other current assets                                     2,473         (1,871)           (1,094)
     Accounts payable and accrued liabilities                                      7,199         11,962              (285)
     Deferred revenue                                                              1,244            667             4,912
                                                                             ------------    ----------     -------------
          Net cash provided by operating activities                               13,069          9,210            22,416
                                                                             ------------    ----------     -------------
Cash flows from investing activities
     Acquisition of fixed assets                                                  (7,153)        (7,529)           (6,413)
     Sale of marketable securities                                                26,584         16,173            20,527
     Purchase of marketable securities                                           (21,673)       (25,828)          (25,544)
     Purchase of Arkos                                                               ---         (5,000)              ---
     Increase (decrease) in other assets                                            (166)         1,615            (1,868)
                                                                             ------------    ----------      ------------
          Net cash used in investing activities                                   (2,408)       (20,569)          (13,298)
                                                                             ------------    ----------      ------------
Cash flows from financing activities
     Payment of short term debt                                                   (1,095)        (2,407)           (3,600)
     Purchase of treasury stock                                                   (1,461)           ---               ---
     Proceeds from stock issuances                                                 3,038          3,218             2,614
                                                                             ------------    ----------      ------------
          Net cash provided by (used in) financing activities                        482            811              (986)
                                                                             ------------    ----------      ------------
Effect of exchange rates on cash and cash equivalents                                820           (653)              ---

Net increase (decrease) in cash and cash equivalents                              11,963        (11,201)            8,132
Cash and cash equivalents at beginning of year                                    14,589         25,790            17,658
                                                                             ------------    ----------      ------------
Cash and cash equivalents at end of year                                     $    26,552     $   14,589      $     25,790
                                                                             ============    ==========      ============
Supplemental disclosure of cash flow information
     Cash paid during the period for:
        Interest                                                             $       138     $      278      $        417
        Income taxes                                                         $       104     $    3,187      $      5,112

Supplemental disclosure of noncash investing and financing activities
     Unrealized holding gain (loss) on marketable securities                 $        52     $       78      $        (92)
     Tax benefit from stock option exercises                                 $       369     $      860      $        999
     Write-off of unearned deferred compensation                             $        83     $      ---      $        ---
     Goodwill and other assets acquired in Arkos Acquisition                 $       ---     $    5,782      $        ---
     Common stock and warrants issued in Arkos Acquisition                   $       ---     $    9,500      $        ---

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
                                               ===========

   Arkos Acquisition (restated)
   In June 1997, pursuant to an asset purchase agreement among Quickturn, Synopsys, Inc. ("Synopsis") and Arkos Design, Inc. ("Arkos"), Quickturn purchased from Synopsys certain assets relating to Synopsys's emulation business, including all the outstanding capital stock of Arkos (the "Arkos Acquisition").

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

4. Restatement

   Quickturn has restated its accounting for the Arkos Acquisition as of December 31, 1997 and the year then ended. The financial statements have been restated to reflect a change in the allocation of the purchase price. Of the $18.0 million previously recognized as acquisition and merger charges, $10.1 million was reclassified to cost of revenue, $5.1 million was capitalized as goodwill and $2.8 million remains in Arkos-related acquisition and merger charges. As a result, the 1997 operating loss was reduced by $4.6 million. These adjustments resulted in a decrease in the benefit from income taxes of $2.2 million and a decrease in net loss of $2.4 million, or a $0.14 decrease in net loss per share. In addition, the 1998 results, as a result of the recognition of the goodwill in 1997, reflect a charge of $1.0 million in amortization expense, which resulted in an increase in net loss of $714,000, or $0.04 per share.

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

    The weighted average fair value of those purchase rights granted in 1998, 1997 and 1996 were

    $4.57, $6.14 and $5.15, respectively.

    The following pro forma income information has been prepared in accordance with the provisions of SFAS 123:
    ----------------------------------------------------------------------------
    (amounts in thousands except per share data)

                                                            1998           1997          1996
                                                                        (restated)
                                                           -------       --------       -------
Net income (loss) - pro forma                              $(9,834)      $ (5,027)      $12,430

Basic net income (loss) per share - pro forma              $ (0.55)      $  (0.29)      $  0.76

Diluted net income (loss) per share - pro forma            $ (0.55)      $  (0.29)      $  0.69

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

13. Income Taxes

    Income before taxes and details of the income tax provision consist of the following:
    ----------------------------------------------------------------------------

(in thousands)
                                                                       Year Ended December 31,
                                                                  ----------------------------------
                                                                    1998         1997         1996
                                                                              (restated)
                                                                  --------     --------     --------

Domestic income (loss) before taxes                               $(13,388)     $(7,186)     $18,856

Foreign income before taxes                                            768          522          996
                                                                  --------     --------     --------
 Income (loss) before taxes                                       $(12,620)     $(6,664)     $19,852
                                                                  ========     ========     ========
Income tax provision (benefit)
Federal
 Current payable (net of benefit from
  utilization of net operating loss
  carryforwards of none, none and $1,292
  for 1998, 1997 and 1996, respectively)                          $ (2,240)     $   703      $ 5,235

 Deferred                                                           (2,606)      (4,270)        (678)
                                                                  --------     --------     --------
                                                                    (4,846)      (3,567)       4,557
                                                                  --------     --------     --------

State
 Current payable                                                        46          365          692

 Deferred                                                           (1,277)        (849)        (103)
                                                                  --------     --------     --------

                                                                    (1,231)        (484)         589
                                                                  --------     --------     --------

Foreign
 Current payable                                                       315          365          575
                                                                  --------     --------     --------

  Income tax provision (benefit)                                  $ (5,762)     $(3,686)     $ 5,721
                                                                  ========     ========     ========

    The items accounting for the difference between income taxes (benefits) computed at the federal statutory rate and the provision (benefit) for income taxes are as follows:
    ---------------------------------------------------------------------------

                                                                        Year Ended December 31,
                                                                  ----------------------------------
                                                                    1998         1997         1996
                                                                               (restated)
                                                                  --------     --------     --------
Income tax (benefit) at statutory rate                              (35.0%)      (35.0%)       35.0%
State income taxes, net of federal benefit                           (8.1%)      (11.3%)        5.5%
Change in valuation allowance                                          --           --         (9.5%)
Tax exempt interest                                                  (1.9%)         --           --
Benefit of foreign sales corporation                                   --         (3.2%)       (3.0%)
Nondeductible expenses                                                4.0%          --          0.5%
Foreign taxes                                                         1.3%         1.6%         1.4%
Research and development and
 business tax credits                                                (6.2%)      (12.2%)       (3.7%)
Other                                                                 0.2%         4.8%         2.6%
                                                                  --------     --------     --------
 Effective tax provision (benefit) rate                             (45.7%)      (55.3%)       28.8%
                                                                  ========     ========     ========

The effective income tax provision rate in 1996 was impacted by a reduction in Quickturn's valuation allowance against deferred tax assets of $1.9 million.

The components of the net deferred tax assets are:
--------------------------------------------------------------------------------
(in thousands)
                                                              December 31,
                                                         ---------------------
                                                           1998         1997
                                                         --------     --------
                                                                     (restated)
Accrued vacation and bonus                               $    293     $    391
Reserve for inventories                                     5,795        4,386
Depreciation expense                                        1,829        1,806
Deferred revenue                                              206        1,129
Other liabilities and reserves                                537        2,053
Net operating loss carryforward                             1,672        2,049
Research and development and other tax credits              8,018        2,653
                                                         --------     --------
 Net deferred tax assets                                 $ 18,350     $ 14,467
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

14. Earnings per Share

    Basic and diluted earnings per share were calculated as follows:
    ----------------------------------------------------------------------------
    (amounts in thousands except per share data)

                                                                   Year Ended December 31,
                                  --------------------------------------------------------------------------------------------
                                              1998                            1997                          1996
                                                                            (restated)
                                  -----------------------------  ------------------------------ ------------------------------
                                     Net              Per share     Net               Per share    Net               Per share
                                    Loss     Shares     Amount     Loss     Shares     Amount    Income    Shares     Amount
                                  --------  --------  ---------  --------  --------  ---------- --------  --------  ----------

Net income (loss)                  ($6,858)                       ($2,978)                       $14,131

Basic EPS
Net income (loss) available to
 common stockholders               ($6,858)   17,802    ($0.39)   ($2,978)   17,110      ($0.17) $14,131    16,323       $0.87
                                                        =======                          =======                         =====

Effect of dilutive securities
Options                                  -         -                    -         -                    -     1,554
Warrants                                 -         -                    -         -                    -        35
                                  --------  --------             --------  --------             --------  --------
                                         -         -                    -         -                    -     1,589
 Diluted EPS
 Net income (loss) available to
  common stockholders plus
  assumed conversions              ($6,858)   17,802    ($0.39)   ($2,978)   17,110      ($0.17) $14,131    17,912       $0.79
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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of April 1999.

                              Quickturn Design Systems, Inc.

                              By:    /s/   RAYMOND K. OSTBY
                                    -----------------------
                                    Raymond K. Ostby,
                                    Vice President, Finance and Administration,
                                    Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on April 14, 1999 on behalf of the Registrant and in the capacities indicated:


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

/s/   WILLIAM A. HASLER           Director
--------------------------
      William A. Hasler

/s/   DR. YEN-SON (PAUL) HUANG    Director
------------------------------
      Dr. Yen-Son (Paul) Huang

/s/   CHARLES D. KISSNER          Director
--------------------------
      Charles D. Kissner

/s/   DR. DAVID K. LAM            Director
--------------------------
      Dr. David K. Lam

                       REPORT OF INDEPENDENT ACCOUNTANTS

Our report on the consolidated financial statements of Quickturn Design Systems, Inc. is included on page 57 of this Form 10-K/A. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 55 of this Form 10-K/A.

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
                                   =========     ===========    ==========    =========

                        QUICKTURN DESIGN SYSTEMS, INC.
                         Annual Report On Form 10-K/A
                       For Year Ended December 31, 1998

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

                        QUICKTURN DESIGN SYSTEMS, INC.
                         Annual Report on Form 10-K/A
                       For Year Ended December 31, 1998

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