Form 10-Q
period 1999-03-31
QUICKTURN DESIGN SYSTEMS INC
filed 1999-05-11
CIK 914252

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                               YES  [X]     NO  [ ]

     As of April 30, 1999 there were 18,416,484 shares of registrant's common stock outstanding.

     This quarterly report on Form 10-Q contains 25 pages, of which this is page 1.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         QUICKTURN DESIGN SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                         Three Months Ended
                                                                              March 31,
                                                                   --------------------------------
                                                                       1999               1998
                                                                   --------------    --------------
                                                                                       (RESTATED)
Revenue
    Product revenue                                                $      21,262     $      14,882
    Maintenance and service revenue                                        8,695             8,683
                                                                   --------------    --------------
      Total revenue                                                       29,957            23,565

Cost of revenue
    Cost of product revenue                                                5,565             5,091
    Cost of maintenance and service revenue                                2,966             3,013
                                                                   --------------    --------------
      Total cost of revenue                                                8,531             8,104
                                                                   --------------    --------------

      Gross profit                                                        21,426            15,461

Operating expenses
    Research and development                                               5,667             5,985
    Sales and marketing                                                    9,895             9,271
    General and administrative                                             4,776             2,957
    Amortization of goodwill                                                 257               257
                                                                   --------------    --------------
      Total operating expenses                                            20,595            18,470
                                                                   --------------    --------------

      Operating income (loss)                                                831            (3,009)

Interest and other, net                                                      739               698
                                                                   --------------    --------------
    Net income (loss) before provision for
      (benefit from) income taxes                                          1,570            (2,311)

Provision for (benefit from) income taxes                                    486              (717)
                                                                   --------------    --------------
    Net income (loss)                                              $       1,084     $      (1,594)
                                                                   --------------    --------------
                                                                   --------------    --------------

Basic net income (loss) per share                                  $        0.06     $       (0.09)
                                                                   --------------    --------------
                                                                   --------------    --------------
Number of shares used in basic per share calculation                      18,078            17,704
                                                                   --------------    --------------
                                                                   --------------    --------------

Diluted net income (loss) per share                                $        0.05     $       (0.09)
                                                                   --------------    --------------
                                                                   --------------    --------------
Number of shares used in diluted per share calculation                    20,030            17,704
                                                                   --------------    --------------
                                                                   --------------    --------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         QUICKTURN DESIGN SYSTEMS, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                           Three Months Ended
                                                                                March 31,
                                                                    -------------------------------
                                                                         1999              1998
                                                                    --------------    -------------
                                                                                       (RESTATED)
Net income (loss)                                                   $       1,084     $     (1,594)

Other comprehensive loss
    Foreign currency translation adjustment                                  (112)            (264)
                                                                    --------------    -------------

    Unrealized loss on securities
      Unrealized holding loss arising during period                           (49)              (7)
      Less:  realized gain included in net income (loss)                       (3)              (9)
                                                                    --------------    -------------
    Net unrealized loss on securities                                         (52)             (16)
                                                                    --------------    -------------

    Total other comprehensive loss                                           (164)            (280)
                                                                    --------------    -------------

Comprehensive income (loss)                                         $         920     $     (1,874)
                                                                    --------------    -------------
                                                                    --------------    -------------

The accompanying notes are an integral part of these consolidated financial statements.

                         QUICKTURN DESIGN SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                                      March 31,       December 31,
                                                                        1999              1998
                                                                   ---------------   ---------------
                                                                     (UNAUDITED)
ASSETS
    Current assets
      Cash and cash equivalents                                    $        34,883   $        26,552
      Marketable securities                                                  9,172            13,717
      Accounts receivable, net of allowance for doubtful
        accounts of $1,840 in 1999 and 1998                                 26,284            27,905
      Inventories                                                            8,111             9,904
      Prepaid expenses and other current assets                              1,994             1,851
      Deferred income taxes                                                  6,875             6,875
                                                                   ---------------   ---------------
        Total current assets                                                87,319            86,804

      Marketable securities                                                 17,452            19,969
      Fixed assets, net                                                     10,738            11,533
      Deferred income taxes                                                 11,475            11,475
      Goodwill                                                               3,341             3,599
      Other assets                                                           1,105             1,248
                                                                   ---------------   ---------------
        Total assets                                               $       131,430   $       134,628
                                                                   ---------------   ---------------
                                                                   ---------------   ---------------

LIABILITIES
    Current liabilities
      Accounts payable                                             $         6,115   $        12,130
      Accrued liabilities                                                   16,767            21,282
      Deferred revenue                                                      15,441            10,861
                                                                   ---------------   ---------------
        Total current liabilities                                           38,323            44,273
                                                                   ---------------   ---------------

STOCKHOLDERS' EQUITY
    Common stock, $.001 par value:  Authorized: 40,000,000
      shares; Issued and outstanding: 18,393,966 shares in
      in 1999; 18,111,105 shares in 1998                                        18                18
    Additional paid-in capital                                              96,246            94,446
    Deferred compensation                                                     (314)             (346)
    Retained deficit                                                        (1,510)           (2,594)
    Accumulated other comprehensive income                                     128               292
    Treasury stock at cost
      (195,000 shares in both 1999 and 1998)                                (1,461)           (1,461)
                                                                   ---------------   ---------------
        Total stockholders' equity                                          93,107            90,355
                                                                   ---------------   ---------------
        Total liabilities and stockholders' equity                 $       131,430   $       134,628
                                                                   ---------------   ---------------
                                                                   ---------------   ---------------

The accompanying notes are an integral part of these consolidated financial statements.

                         QUICKTURN DESIGN SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                 (UNAUDITED)

                                                                                  Three Months Ended
                                                                                      March 31,
                                                                           --------------  --------------
                                                                                1999            1998
                                                                           --------------  --------------
                                                                                             (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                          $        1,084  $       (1,594)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities
    Depreciation and amortization                                                   2,000           1,938
    Amortization of deferred compensation                                              32              27
    Gain on sale of marketable securities                                              (3)             (9)
    Write down of inventories                                                         489           1,259
Changes in current assets and liabilities
    Accounts receivable                                                             1,621          13,802
    Inventories                                                                     1,304          (1,604)
    Prepaid expenses and other current assets                                        (143)           (212)
    Accounts payable and accrued liabilities                                      (10,530)         (7,920)
    Deferred revenue                                                                4,580           3,711
                                                                           --------------  --------------
         Net cash provided by operating activities                                    434           9,398
                                                                           --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of fixed assets                                                      (898)         (3,944)
    Sale of marketable securities                                                   7,013           5,469
    Purchase of marketable securities                                                  --          (8,820)
    Increase (decrease) in other assets                                                94             (19)
                                                                           --------------  --------------
         Net cash provided by (used in) investing activities                        6,209          (7,314)
                                                                           --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Payments of short term debt                                                        --            (244)
    Proceeds from stock issuances                                                   1,800           1,272
                                                                           --------------  --------------
         Net cash provided by financing activities                                  1,800           1,028
                                                                           --------------  --------------
Effect of exchange rates on cash and cash equivalents                                (112)           (264)

Net increase in cash and cash equivalents                                           8,331           2,848
Cash and cash equivalents at beginning of period                                   26,552          14,589
                                                                           --------------  --------------
Cash and cash equivalents at end of period                                 $       34,883  $       17,437
                                                                           --------------  --------------
                                                                           --------------  --------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for
       Interest                                                            $            1  $           17
       Income taxes                                                        $          331  $          376
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
    Unrealized holding loss on marketable securities                       $          (49) $           (7)

The accompanying notes are an integral part of these consolidated financial statements.

                         QUICKTURN DESIGN SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

       The condensed consolidated financial statements are unaudited (except for the balance sheet information as of December 31, 1998, which is derived from Quickturn's audited financial statements) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Quickturn's 1998 Annual Report on Form 10-K/A. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1999, or any future interim period.

2.     INVENTORIES

       Inventories comprise:

                                                   March 31,          December 31,
       (IN THOUSANDS)                                1999                 1998
       ------------------------------------------------------------------------------
                                                  (UNAUDITED)
       Raw materials                           $           7,479    $           8,799
       Work in process                                       632                1,105
                                               -----------------    -----------------
                                               $           8,111    $           9,904
                                               -----------------    -----------------
                                               -----------------    -----------------

3.     RESTATEMENT

       In June 1997, pursuant to an asset purchase agreement among Quickturn Design Systems, Inc. ("Quickturn"), Synopsys, Inc. ("Synopsys") and Arkos Design, Inc. ("Arkos"), Quickturn purchased from Synopsys certain assets relating to Synopsys's emulation business, including all the outstanding capital stock of Arkos (the "Arkos Acquisition").

       Quickturn restated its accounting for the Arkos Acquisition as of December 31, 1997 and the year then ended, along with the first three quarters of 1998, to reflect a change in the allocation of the purchase price. This restatement included the recognition of $5.1 million of goodwill in the third quarter of 1997, and the goodwill is being amortized over a five-year period. As a result of the restatement, there was an additional charge for the amortization of goodwill of $257,000 and a related income tax benefit of $80,000, or a decrease in net income of $0.01 per share in the first quarter of 1998.

4.      EARNINGS PER SHARE

        Basic and diluted earnings per share were calculated as follows:

                                                                         Three Months Ended March 31,
                                            -------------------------------------------------------------------------------------
                                                               1999                                         1998
                                            -------------------------------------------  ----------------------------------------
        (UNAUDITED)                                                                                      (RESTATED)
        (AMOUNTS IN THOUSANDS                    NET                       PER-SHARE          NET                      PER-SHARE
         EXCEPT PER-SHARE DATA)                INCOME         SHARES        AMOUNT           LOSS          SHARES        AMOUNT
        -------------------------------------------------------------------------------  ----------------------------------------
        Net income (loss)                   $       1,084                                $    (1,594)
                                           ---------------                               ------------
        BASIC EPS
        Income (loss) available to
           common stockholders                      1,084     18,078     $        0.06        (1,594)      17,704     $    (0.09)

        Effect of dilutive securities
          Stock options and warrants                           1,952                                           --

        DILUTED EPS
        Income (loss) available to
           common stockholders              $       1,084     20,030     $        0.05   $    (1,594)      17,704     $    (0.09)
                                           ---------------   --------   --------------- -------------     --------   ------------
                                           ---------------   --------   --------------- -------------     --------   ------------

       During the periods ended March 31, 1999 and 1998, options to purchase 32,920 and 3,149,482 shares of common stock, respectively, and warrants for 200,000 and 1,200,000 shares of common stock, respectively, were outstanding but not included in the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

5.      COMPREHENSIVE INCOME

       Effective in the first quarter of 1998, Quickturn has adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). Comprehensive income generally represents all changes in stockholders' equity except those resulting from contributions by or disbursements to stockholders. The adoption of this standard did not have a material impact on Quickturn's results of operations.

        Changes in accumulated other comprehensive loss balances are as follows:

                                                        Foreign          Net Unrealized       Accumulated
                                                        Currency         Gain (Loss) on          Other
        (UNAUDITED)                                   Translation          Marketable        Comprehensive
        (IN THOUSANDS)                                Adjustments          Securities        Income (Loss)
        ----------------------------------------------------------------------------------------------------
        Balance, December 31, 1998                   $          167      $          125      $          292
          Current-period change                                (112)                (52)               (164)
                                                     ---------------     ---------------     ---------------
        Balance, March 31, 1999                      $           55      $           73      $          128
                                                     ---------------     ---------------     ---------------
                                                     ---------------     ---------------     ---------------

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

TOTAL REVENUE
For the first quarter of 1999, Quickturn's total revenue was $30.0 million, which represented an increase of $6.4 million, or 27% as compared to the first quarter of 1998. The total revenue increase in the first quarter of 1999 over the first quarter of 1998 was attributable to an increase in product sales of $6.4 million or 43% over the first quarter of 1998, as further discussed below. See "---Risk Factors: QUICKTURN'S QUARTERLY RESULTS OF OPERATIONS CAN FLUCTUATE SUBSTANTIALLY", "---Risk Factors: QUICKTURN RELIES ON A FEW CUSTOMERS FOR MUCH OF ITS REVENUE", "---Risk Factors:
INTRODUCTION OF NEW PRODUCT MAY CAUSE CUSTOMERS TO DEFER PURCHASES", "---Risk
Factors: QUICKTURN IS EXPOSED TO CURRENCY EXCHANGE RATE FLUCTUATIONS, AND MAY CONTINUE TO BE AFFECTED BY FOREIGN ECONOMIC CONDITIONS" and "---Risk Factors:
QUICKTURN'S INABILITY TO DEAL EFFECTIVELY WITH THE CONVERSION OF THE EURO MAY NEGATIVELY IMPACT ITS MARKETING AND STRATEGIES."

Product revenue for the first quarter of 1999 as compared to the first quarter of 1998 increased by $6.2 million or 72% in the U.S. market, increased by $1.6 million or 48% in the European market, decreased by $2.0 million or 96% in the Japanese market, and increased by $655,000 or 74% in the other regions. The increase in product sales in all geographic regions, except Japan, was primarily due to the growing market acceptance of Quickturn's Mercury Design Verification System-TM- ("Mercury") and CoBALT-TM-Plus systems introduced during 1998, and also to customers' favorable response to Quickturn's pending merger with Cadence Design Systems, Inc. The decrease in product sales in Japan was primarily due to continuing economic slowdown in the Asia-Pacific market.

Maintenance and service revenue for the first quarter of 1999 increased by $12,000 over the first quarter of 1998. The flat growth of maintenance and service revenue is primarily due to the effect of increased shipments of new Mercury systems in the last quarter of 1998, which were still under terms of free warranty during the first quarter of 1999.

International revenue accounted for approximately 32% and 36% of total revenue in the first quarters of 1999 and 1998, respectively. The decrease in international revenue as a percentage of total revenue was largely attributable to a decrease of $2.0 million in product sales in Japan, partially offset by increased product sales in both Europe and other regions, as discussed in the product revenue section above. See "---Risk Factors: QUICKTURN IS EXPOSED TO CURRENCY EXCHANGE RATE FLUCTUATIONS, AND MAY CONTINUE TO BE AFFECTED BY FOREIGN ECONOMIC CONDITIONS" and "---Risk Factors: QUICKTURN'S INABILITY TO DEAL EFFECTIVELY WITH THE CONVERSION OF THE EURO MAY NEGATIVELY IMPACT ITS MARKETING AND STRATEGIES."

GROSS MARGINS
Gross margins were 72% and 66% in the first quarters of 1999 and 1998, respectively. Product gross margins were 74% and 66% in the first quarters of 1999 and 1998, respectively. Maintenance and service gross margins were 66% and 65% in the first quarters of 1999 and 1998, respectively. The increase in product gross margins was primarily due to lower cost of sales of the new Mercury product compared to the old System Realizer-TM- product, and to a larger product revenue base over which to spread fixed costs. The slight increase in maintenance and service gross margins was primarily due to a slight decrease in material cost of sales and related costs over the prior year quarter. See "---Risk Factors: QUICKTURN MAY NOT BE ABLE TO SUSTAIN OR INCREASE ITS GROSS MARGINS" and "---Risk Factors: QUICKTURN OBTAINS KEY COMPONENTS FROM A
LIMITED NUMBER OF SUPPLIERS."

RESEARCH AND DEVELOPMENT
Research and development expenses decreased by $318,000, or 5% in the first quarter of 1999 compared to the first quarter of 1998. This decrease was primarily attributable to reduced Mercury prototype expenses in the first quarter of 1999 compared to such expenses incurred in the first quarter of 1998. As a percentage of total revenue, research and development expenses were approximately 19% and 25% for the first quarters of 1999 and 1998, respectively. Quickturn expects to continue to invest a significant amount of its resources in research and development.

SALES AND MARKETING
Sales and marketing expenses increased by $624,000, or 7% in the first quarter of 1999 compared to the first quarter of 1998. This increase was largely attributable to increased sales commissions as a result of increased revenue in the first quarter of 1999 compared to the first quarter of 1998. As a percentage of total revenue, sales and marketing expenses were approximately 33% and 39% in the first quarters of 1999 and 1998, respectively. Quickturn expects that sales and marketing expenses will continue to increase in dollar amounts as Quickturn expands its sales and marketing efforts.

GENERAL AND ADMINISTRATIVE
General and administrative expenses increased by $1.8 million, or 62% in the first quarter of 1999 compared to the first quarter of 1998. This increase was largely due to increased legal costs related to ongoing patent infringement and other legal proceedings. See "---Part II., Item 1. Legal Proceedings." As a percentage of total revenue, general and administrative expenses were approximately 16% and 13% for the first quarters of 1999 and 1998, respectively. Quickturn expects general and administrative expenses to increase in 1999 due primarily to continued legal costs.

AMORTIZATION OF GOODWILL
In June 1997, pursuant to an asset purchase agreement among Quickturn, Synopsys, Inc. ("Synopsys") and Arkos Design, Inc. ("Arkos"), Quickturn purchased from Synopsys certain assets relating to Synopsys's emulation business, including all the outstanding capital stock of Arkos (the "Arkos Acquisition").

Quickturn restated its accounting for the Arkos Acquisition as of December 31, 1997 and the year then ended, along with the first three quarters of 1998, to reflect a change in the allocation of the purchase price. This restatement included the recognition of $5.1 million of goodwill in the third quarter of 1997, and the goodwill is being amortized over a five-year period. As a result of the restatement, there was an additional charge of $257,000 for amortization of the goodwill in each of the first quarters of 1999 and 1998. See Note 3 of the "Notes to Condensed Consolidated Financial Statements."

OTHER INCOME, NET
Other income, net increased by $41,000 or 6% in the first quarter of 1999 compared to the first quarter of 1998. The increase was primarily due to reduced interest expenses related to the reduction of equipment lease debt in the first quarter of 1999 compared to the first quarter of 1998.

INCOME TAXES
The effective tax rates of 31% for both the first quarters of 1999 and 1998, respectively, were lower than the statutory federal rate of 35% primarily because of federal and state general business credits, interest income on investments in tax-exempt obligations and benefit from a foreign sales corporation.

NET INCOME (LOSS) AND QUARTERLY RESULTS
Net income in the first quarter of 1999 was $1.1 million, compared to net loss of ($1.6) million in the first quarter of 1998. The increase in net income was primarily attributable to increased revenue partially offset by increased operating expenses and increased income taxes.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents increased by $8.3 million from December 31, 1998 to March 31, 1999. Net cash provided by operations was $434,000, primarily due to $1.1 million in net income and $2.0 million depreciation and amortization, an increase of $4.6 million in deferred revenue, a decrease of $1.6 million in accounts receivable and a decrease of $1.3 million in inventories, partially offset by a decrease of $10.5 million in accounts payable and accrued liabilities. Net cash provided by investing activities was $6.2 million, primarily due to sales of marketable securities of $7.0 million, partially offset by cash paid for the acquisition of fixed assets of $898,000. Net cash provided by financing activities was $1.8 million related to proceeds from stock issuances.

Quickturn believes that its cash and cash equivalents, together with its existing credit facility and the cash flows expected to be generated by operations, will be sufficient to meet its anticipated cash needs for working capital, capital expenditures and marketing expansion through at least the next 12 months.

RISK FACTORS
IN ADDITION TO OTHER INFORMATION IN QUICKTURN'S ANNUAL REPORT ON FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 1998 AND IN THE DOCUMENTS INCORPORATED BY REFERENCE THEREIN, THE FOLLOWING RISK FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING QUICKTURN AND ITS BUSINESS BECAUSE SUCH FACTORS CURRENTLY HAVE A SIGNIFICANT IMPACT OR MAY HAVE A SIGNIFICANT IMPACT ON QUICKTURN'S BUSINESS, OPERATING RESULTS OR FINANCIAL CONDITION.

QUICKTURN'S QUARTERLY RESULTS OF OPERATIONS CAN FLUCTUATE SUBSTANTIALLY.
Many of Quickturn's customers order on an as-needed basis and often delay delivery of firm purchase orders until the commencement dates of such customers' development projects are determined. Moreover, a significant portion of Quickturn's revenue in each quarter generally results from shipments in the last few weeks of the quarter; therefore, a delay in the shipment of a few orders can have a significant impact upon total revenue and results of operations in a given quarter. Quickturn believes that in the future its results of operations in a quarterly period could be impacted by the timing of customer development projects and related purchase orders for Quickturn's emulation systems, new product announcements and releases by Quickturn, and economic conditions generally and in the electronics industry specifically.

QUICKTURN RELIES ON A FEW CUSTOMERS FOR MUCH OF ITS REVENUE.

A relatively limited number of customers have historically accounted for a substantial portion of Quickturn's revenue. These customers represent early adopters of emulation technology, typically for the design of complex integrated circuits. In particular, Quickturn's top ten customers represented 75% and 69% of total revenue in the first quarters of 1999 and 1998, respectively. Quickturn expects that sales of its products to a relatively limited number of customers will continue to account for a high percentage of revenue for the foreseeable future. The loss of a major customer or any reduction in orders by such a customer could have an adverse effect on Quickturn's financial condition or results of operations.

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

QUICKTURN IS EXPOSED TO CURRENCY EXCHANGE RATE FLUCTUATIONS, AND MAY CONTINUE TO BE AFFECTED BY FOREIGN ECONOMIC CONDITIONS.
As a significant portion of Quickturn's total revenue and net income are derived from international operations, fluctuations of the U.S. dollar against foreign currencies and the seasonality of Asia-Pacific, European, and other international markets could impact Quickturn's results of operations and financial condition in a particular quarter.

Revenue from most international customers is denominated in U.S. dollars. However, receivables from certain other international customers are denominated in local currencies. Such receivables are hedged, where practicable, by forward exchange contracts to minimize the impact of foreign exchange rate movements on Quickturn's operating results. There have been no material gains or losses associated with Quickturn's hedging program. However, there can be no assurance that fluctuations in the currency exchange rates in the future will not have a material adverse impact on the receivables derived from foreign currency denominated sales and thus Quickturn's operating results and financial condition.

Quickturn plans to continue to expand its international sales and distribution channels. However, there can be no assurance that Quickturn's products will achieve widespread commercial acceptance in international markets in the future. Quickturn is uncertain whether the recent weakness experienced in the Asia-Pacific markets will continue in the foreseeable future due to extreme currency devaluation and liquidity problems in this region. Additionally, Electronic Design Automation ("EDA") spending budgets of major Japanese electronics firms may be decreased; consequently, sales of Quickturn's design verification products in Japan may be flat or down. Quickturn's future international sales may be subject to additional risks associated with international operations, including currency exchange fluctuations, tariff regulations and requirements for export, which licenses may on occasion be delayed or difficult to obtain.

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

QUICKTURN MAY NOT BE ABLE TO SUSTAIN OR INCREASE ITS GROSS MARGINS.
There can be no assurance that Quickturn will be able to sustain its recent gross margins. Furthermore, to the extent that Quickturn's cost reduction goals are achieved, any resulting cost savings that are passed on to Quickturn's customers may also have an adverse effect on gross margins.

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

In addition, competitors may resort to litigation as a means of competition. Such litigation may result in substantial costs to Quickturn, injunctive relief preventing Quickturn from engaging in activities critical to its business and significant diversion of management time. In 1995, Mentor Graphics

Corporation ("Mentor") filed suit against Quickturn for declaratory judgment of non-infringement, invalidity and unenforceability of several of Quickturn's patents. Several actions between Quickturn and Mentor and Mentor's French subsidiary, Meta Systems ("Meta"), ensued, and those cases were consolidated in the U.S. District Court for the District of Oregon, where five of Quickturn's patents are now involved in the disputes. Quickturn has pending actions against Mentor and Meta for infringement of the five patents at issue, and Mentor and Meta are seeking a declaratory judgment of non-infringement and unenforceability of the five patents in dispute, and of invalidity of two of those patents. Quickturn is also involved in litigation with Mentor's German subsidiary; with Mentor's French and Dutch subsidiaries, with Meta and with a French company named M2000 in France; and with Aptix Corporation, Meta and Mentor in the U.S. District Court, the Northern District of California. See "---Part I., Item 1. Legal Proceedings." Although patent and intellectual property disputes in the EDA industry are often settled through licensing, cross-licensing or similar arrangements, costs associated with such litigation and arrangements may be substantial, and no assurance can be given that any licensing or other arrangements would be available on economically feasible terms, or at all.

"YEAR 2000" COMPUTER PROBLEMS COULD INTERRUPT QUICKTURN'S BUSINESS OPERATIONS. Many existing computer systems, applications and other control devices use computer programs that recognize only two digits rather than four to define an applicable year. Therefore, any computer systems or other equipment with embedded date-sensitive technology may recognize a date using "00" as the year 1900 rather than the year 2000 (the "year 2000 issue"). In addition to affecting the functionality of Quickturn's own software products and internal systems, the year 2000 issue could result in system failure or miscalculations causing disruptions in the operations of business and government entities which could affect operations in any area of Quickturn, including supply chain, manufacturing, distribution and financial.

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

During the first quarter of 1999, Quickturn substantially completed the final item in the planning phase, which is a comprehensive contingency plan that is intended to mitigate possible disruptions that may occur due to material year 2000-related failures in any of the six key areas described above. The contingency plan is further discussed below.

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

To date, Quickturn has also substantially completed the remediation phase with respect to internal-use IT systems and embedded non-IT systems and to its own currently supported proprietary software products. All critical business and development computer systems have been updated with year 2000 compliant versions of software and are now in the testing phase to assure that the software performs as indicated by the vendors. A number of critical systems were successfully tested during the first quarter of 1999. Testing of the Company's main business software, which has been upgraded to a year 2000 compliant version, is expected to be substantially completed by June 1999. Material failure by any one of these business systems is not expected, based on vendor certification and the results of testing to date. However, if such failure were to occur, it could result in business interruption that, at worst, might affect Quickturn's ability to ship products to its customers, thus affecting the Company's results of operations in that quarter. Year 2000 remediation efforts are not expected to materially impact or delay Quickturn's other IT projects or new product introductions.

Remediation, testing and qualification of year 2000 compliant software upgrades have been substantially completed for the Quickturn's System Realizer and

Mercury products. Mercury product upgrades that are year 2000 compliant have been released. Installation of the Mercury upgrades by Quickturn field personnel will begin in May 1999. System Realizer upgrades will be released during the second quarter of 1999. Testing and qualification of the CoBALT product are expected to be completed by mid-1999. Some customers' Quickturn systems will receive year 2000 product updates during the second quarter of 1999, with all customer systems expected to be made compliant before the end of 1999. Based on remediation and testing results achieved to date, it is expected that the year 2000 compliant versions of Quickturn's software products will be fully functional and will not result in any year 2000-related failures. However, if such failures were to occur, although the date field in Quickturn's emulation and simulation software is not critical to the performance of the software, some customers could experience interruptions in their design process. Quickturn is diligently pursuing its remediation efforts to mitigate the possibility of such occurrences.

Quickturn has completed a comprehensive contingency plan in the event of either its own product failure or the failure of any critical third party provider of goods or services. The plan provides guidelines to be followed in case of year 2000 interruptions in Quickturn product performance, inventory supply, business services or other areas. The plan includes preventative measures, such as assuring that maintenance agreements are maintained with source vendors on all systems and software used by Quickturn, so that, in case of year 2000 failure, service and access to corrective bug fixes will be available without delay. In general, third party vendors have indicated virtually complete product compliance and substantially complete internal compliance, so, although Quickturn has identified alternate vendors for some critical items, it does not expect failures in this area to be material. Quickturn has determined that it is not practicable to identify or arrange for secondary backup services for such critical functions as electricity, telephone, banking and government services on which Quickturn must rely. Therefore, Quickturn continues to seek information on the status of each of these service providers. Quickturn's plan provides for alternate service sites for customer support and sales activity in case of electricity or telephone failure at its main headquarters in San Jose. These alternate sites include its plant in Chelmsford, Massachusetts or may include a site owned by Cadence.

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

Management's estimates of the expected costs to complete the Year 2000 project are based on the cumulative results of year 2000 remediation efforts and investigations to date. Computer products purchased and used by Quickturn are substantially new or relatively new computer equipment that is certified year 2000 compliant by the manufacturer. The main software platforms used in research and development and most other operations of Quickturn are the latest versions of Sun Solaris and Windows NT, both of which have been represented by their manufacturers as year 2000 compliant. Quickturn's key internal business system, Computer Associates' Manman product, which runs on an HP3000 minicomputer, has been updated to a year 2000 compliant version and is currently being retested at Quickturn to assure full functionality in the year 2000. Substantially all software updates, if required, have been supplied to Quickturn free of charge under existing maintenance agreements.

In addition, Quickturn's own product year 2000 compliance will be achieved as part of regular product upgrades, one of which was released in the first quarter and the others to be completed during the second quarter of 1999. Therefore, research and development costs, as well as the costs of distribution and installation, for this release are considered normal and in the course of ordinary business. Quickturn's SpeedSim simulation software has no compliance issues. None of the inventory components currently used in Quickturn's emulation products are date sensitive. There has been no inventory obsolescence identified with the year 2000 issue and none is expected to occur. However, some older System Realizers that are currently in use either by customers or internally use older disk drives that are not year 2000 compliant. A handful of active systems also require replacement of a non-compliant VME board. The affected systems have been identified and all non-compliant drives and boards are scheduled to be replaced by the end of 1999.

Based on the above facts, management's estimate of $520,000 total cost for the year 2000 project consists principally of the costs associated with travel by field engineers and technicians to customer sites to assist in the installation of upgrades before December 31, 1999 ($200,000); the cost to replace disk drives in older System Realizer product and other miscellaneous materials ($120,000); the cost of estimated incremental engineering time and other related resources to assure timely integration of year 2000 code in the latest version of Quest software ($125,000); and estimated miscellaneous, non-critical, internal IT hardware systems replacements and upgrades ($75,000). Estimated costs incurred to date related to the year 2000 issue modifications are $220,000, all of which have been expensed in the period incurred. Estimated costs do not include the costs associated with contingency plans, which are not expected to be material. There can be no assurance, however, that these cost estimates will be achieved and actual results could differ materially from these estimates. Specific factors that might cause such material difference include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer code, the failure of third parties which are material to Quickturn's operations to mitigate their own year 2000 issue, and similar uncertainties. However, Quickturn is vigilantly pursuing the year 2000 issue, and believes that, once all phases of the project have been completed and contingency plans have been explored and put in place, Quickturn will be able to significantly reduce the impact of any disruptions that may occur.

OTHER RISK FACTORS
Other factors which could adversely affect Quickturn's quarterly operating results in the future include efficiencies as they relate to managing inventories and fixed assets, the timing of expenditures in anticipation of increased sales, customer product delivery requirements and shortages of components or labor.

Due to the factors above, Quickturn's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in total revenue or earnings from levels expected by securities analysts has had and could in the future have an immediate and significant adverse effect on the trading price of Quickturn's common stock. Additionally, Quickturn may not learn of such shortfalls until late in a fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of Quickturn's common stock.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
In January 1996, Quickturn filed a complaint with the International Trade Commission (the "ITC") in Washington, DC, seeking to stop unfair importation of logic emulation systems manufactured by Meta. In the complaint, Quickturn alleges that Mentor's hardware logic emulation systems infringe Quickturn's patents. In December 1997, the ITC issued: (1) a Permanent Limited Exclusion Order which permanently prohibits the importation of infringing hardware logic emulation systems, subassemblies or components manufactured by Mentor and/or Meta, and (2) a Permanent Cease and Desist Order permanently prohibiting Mentor from, among other things, selling, offering for sale or advertising the same hardware logic emulation devices. The ITC's two orders remain in effect until April 28, 2009, the latest expiration date of Quickturn's patents involved in the investigation.

Quickturn is also engaged in a Federal District Court case with Mentor and Meta involving five of Quickturn's patents. Quickturn has pending actions against Mentor and Meta for infringement of the five patents, and Mentor and Meta are seeking a declaratory judgment of non-infringement and unenforceability of the five patents in dispute, and of invalidity of two of those patents. In June 1997, Quickturn filed a motion for preliminary injunction, asking the District Court to prohibit Mentor from manufacturing, assembling, marketing, loaning or otherwise distributing emulation products and components in the United States, which products and components infringe certain claims in Quickturn's U.S. Patent No. 5,036,473. On August 1, 1997, the U.S. District Court in Oregon granted Quickturn's motion for a preliminary injunction against Mentor's domestic emulation activities. The Federal Circuit Court of Appeals affirmed the Oregon District Court's decision on August 5, 1998. A bench trial was conducted on April 6-8, 1999 with respect to Mentor's allegations of patent unenforceability. Post-trial submissions for the bench trial will be completed by May 6, 1999, and the court is expected to issue its decision and findings shortly thereafter. A jury trial on the remaining liability and damages issues has been set for June 1999.

In November 1996, Aptix Corporation ("Aptix") filed a suit against Quickturn, in the U.S. District Court, the Northern District of California, San Jose Division, alleging various violations of the antitrust laws and unfair competition. Aptix sought preliminary damages of $5 million, an order dedicating to the public all patents acquired by Quickturn, and an injunction prohibiting Quickturn from acquiring further patents in the field of hardware emulation and from enforcing its patents against competitors. The District Court granted a summary judgment motion in favor of Quickturn and dismissed the case. Aptix requested the Court to reconsider its decision and dismissal, but the Court denied Aptix's request. Aptix has appealed the dismissal to the Ninth Circuit Court of Appeals.

In October 1997, Quickturn filed a complaint in the German District Court of Dusseldorf against Mentor's German subsidiary, Mentor Graphics (Deutschland) GmbH, alleging infringement of the German part of Quickturn's European Patent No. 0 437 491 B1. After two preliminary hearings in which procedural matters were discussed, the parties have submitted their briefs to the court. The Main Court Hearing for this action was held on March 16, 1999. On April 29, 1999, the German District Court in Dusseldorf issued a summary of its decision ordering that Mentor Graphics (Deutschland) GmbH refrain from offering or marketing in Germany emulation systems which infringe Quickturn's German patent. The court also awarded Quickturn damages based on Mentor GmbH's sales and offers for sale, since January 13, 1996, of products that infringe Quickturn's German patent.

On March 19, 1999, Quickturn's patent counsel in Germany received official service of a Nullification Complaint, filed by Mentor Graphics (Deutschland) GmbH, in the German Federal Patent Court located in Munich. The Nullification Complaint seeks to have certain claims of Quickturn's European Patent EP 0
437 491 declared void with respect to the sovereign territory of the Federal Republic of Germany. Quickturn filed its initial response to Mentor's Nullification action on April 12, 1999, notifying the court of Quickturn's opposition to the complaint. In that initial response, Quickturn also requested the court to dismiss Mentor's action - as a matter of law - for violating the doctrine of loyalty and good faith because the patent rights which Mentor Graphics (Deutschland) GmbH now seeks to have nullified were sold to Quickturn by that company's parent, Mentor Graphics Corporation (USA).

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

In October 1998, Quickturn filed a complaint in the District Court of Paris, France, against Mentor Graphics (France) SARL, Mentor Graphics (Netherlands) BV, Meta Systems (France), and M2000 (France) S.A. for infringement of the French part of Quickturn's European Patent No. 0 437 491 B1. Certain procedural and administrative issues concerning evidentiary matters have been briefed and argued before one of the judges assigned to this case who is responsible for administrative matters. The court's ruling on these issues is pending, and no schedule has yet been set for determining the final disposition of this case.

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

ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         Exhibit  27:  Financial Data Schedule

(b)      REPORTS ON FORM 8-K
         1. A Current Report on Form 8-K was filed with the SEC by Quickturn on December 16, 1998, to report that Quickturn signed a merger agreement with Cadence Design Systems, Inc. ("Cadence"). Under the merger agreement, Cadence will acquire Quickturn in a transaction that is anticipated to be accounted for as a pooling of interests and will qualify as a tax-free reorganization. The merger is subject to approval by various governmental agencies and Quickturn stockholders.

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

                                           Quickturn Design Systems, Inc.
                                           ----------------------------------
                                                    (Registrant)


Date:      May 11, 1999           By:      /s/    RAYMOND K. OSTBY
       --------------------                ----------------------------------
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